Form 10-Q
period 1999-06-30
STUDENT ADVANTAGE INC
filed 1999-08-13
CIK 1073508

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ___________

                          Commission File No. 0 - 26173

                             STUDENT ADVANTAGE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                         8699                   04-3263743
(STATE OR OTHER JURISDICTION OF       (PRIMARY STANDARD         (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)        INDUSTRIAL                IDENTIFICATION
                                      CLASSIFICATION CODE       NUMBER)
                                      NUMBER)

                                 ---------------

                                280 SUMMER STREET
                              BOSTON, MASSACHUSETTS                 02210
                      (Address of Principal Executive Offices)    (Zip Code)

                                 (617) 912-2011
              (Registrant's telephone number, including area code)

                                 ---------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes       No  X
                                         -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 34,797,546 shares of common stock as of August 1, 1999.


                                 ---------------

                             Student Advantage, Inc.
                                    Form 10-Q
                       For the Quarter ended June 30, 1999

                                 ---------------

                                      INDEX

                                                                                                            PAGE (S)
PART I.            FINANCIAL INFORMATION

Item 1.            Financial Statements
                   Consolidated Balance Sheets at December 31, 1998 and June 30, 1999 (Unaudited)              3

                   Consolidated Statement of Operations for the three and six months ended June 30, 1999       4
                   (Unaudited)

                   Consolidated Statement of Cash Flows for the six months ended June 30, 1999                 5
                   (Unaudited)

                   Notes to Consolidated Financial Statements (Unaudited)                                      6

Item II.           Management Discussion and Analysis of Financial Condition and Results of Operations         9

                   Risk Factors That May Affect Results of Operations and Financial Condition                 16

Item III.          Quantitative and Qualitative Disclosure about Market Risk                                  23

PART II.           OTHER INFORMATION                                                                          23

Item I.            Legal Proceedings                                                                          23

Item II.           Changes in Securities and Use of Proceeds                                                  23

Item IV.           Submission of Matters to a Vote of Security Holders                                        23

Item VI.           Exhibits and Reports on Form 8-K                                                           24

Signatures                                                                                                    25

Exhibit Index                                                                                                 26

                                       2

PART 1.   FINANCIAL INFORMATION.

ITEM 1.   FINANCIAL STATEMENTS.


                             STUDENT ADVANTAGE, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                  JUNE 30,     DECEMBER 31,
                                                                                    1999         1998
                                                                                -----------    ------------
                                                                                (UNAUDITED)

                                 ASSETS
Current assets
  Cash and cash equivalents ......................................               $26,235        $ 6,140
  Marketable securities ..........................................                20,582            --
  Accounts receivable (net of allowance for doubtful
    accounts of $74 and $70, at June 30, 1999 and December 31,
    1998, respectively) ..........................................                 2,190          3,209
  Prepaid expenses and other current assets ......................                   788            352
                                                                                 -------        -------
       Total current assets ......................................                49,795          9,701
Property and equipment, net ......................................                 2,205          1,386
Intangible assets, net ...........................................                 1,636            617
                                                                                 -------        -------
       Total assets ..............................................               $53,636        $11,704
                                                                                 =======        =======

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
                  STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
  Borrowings under line of credit ................................                    60        $   --

  Accounts payable ...............................................                 3,276          1,985

  Accrued compensation ...........................................                 1,079          1,095

  Other accrued expenses .........................................                 3,675          1,912

  Deferred revenue ...............................................                 8,532          7,064
                                                                                 -------        -------
       Total current liabilities ................................                 16,622         12,056
                                                                                 -------        -------
  Notes payable ..................................................                   430           --
       Total liabilities ........................................                 17,052         12,056
                                                                                 -------        -------
Series A redeemable convertible preferred stock; $1 par value;
  Authorized: 4,000,000 shares; Issued: 0 and  2,952,568 shares at
  June 30, 1999 and
    December 31, 1998, respectively; Outstanding: 0 and 2,747,036
    shares at June 30, 1999 and December 31, 1998, respectively ..                   --          10,196
                                                                                 -------        -------
Stockholders' equity (deficit)
Common stock, $.01 par value; Authorized: 150,000,000 shares;
  Issued: 33,897,547 and 20,739,378 at June 30, 1999 and December
  31, 1998, respectively (unaudited), Outstanding: 33,897,547 and
  18,524,313 at June 30, 1999 and December 31, 1998, respectively
  (unaudited) ....................................................                   338            207
  Additional paid-in capital .....................................                73,839         19,765
  Accumulated deficit ............................................               (34,557)       (26,527)
  Treasury stock (at cost) .......................................                   --            (630)
  Deferred compensation ..........................................                (3,036)        (3,363)
                                                                                 -------        -------
       Total stockholders' equity (deficit) .....................                 36,584        (10,548)
                                                                                 -------        -------
       Total liabilities, redeemable convertible preferred
        stock and stockholders' equity (deficit) ...............                 $53,636        $11,704
                                                                                 =======        =======



          The accompanying notes are an integral part of these consolidated financial statements.

                             STUDENT ADVANTAGE, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                      JUNE 30,                JUNE 30,
                                                                 ----------------------------------------------
                                                                    1999        1998         1999        1998
                                                                 ----------  ----------   ----------- -----------
                                                                (UNAUDITED)  (UNAUDITED)  (UNAUDITED)  (UNAUDITED)
Revenue
  Subscription ...............................................    $ 2,366     $ 2,274     $ 4,034     $ 4,012
  Other ......................................................      2,426       1,377       5,665       3,249
                                                                  -------     -------     -------     -------
            Total revenue ....................................      4,792       3,651       9,699       7,261
                                                                  -------     -------     -------     -------
Costs and expenses
  Cost of subscription revenue ...............................        484         413         804         715
  Cost of other revenue ......................................      2,147         944       4,822       2,539
  Product development ........................................      1,553       1,363       2,810       2,282
  Sales and marketing ........................................      2,837       1,621       4,957       2,788
  General and administrative .................................      2,552       1,122       4,374       1,903
  Depreciation and amortization ..............................        364         488         734         759
  Stock-based compensation ...................................        282         --          554         --
                                                                  -------     -------     -------     -------
     Total costs and expenses ................................     10,219       5,951      19,055      10,986
                                                                  -------     -------     -------     -------
Loss from operations .........................................     (5,427)     (2,300)     (9,356)     (3,725)
Interest income (expense), net ...............................         50          22         124          75
                                                                  -------     -------     -------     -------
Net loss......................................................     (5,377)     (2,278)    $(9,232)    $(3,650)
                                                                  =======     =======     ========    =======

Basic and diluted net loss per share..........................      (0.26)    $ (0.13)    $ (0.47)    $ (0.21)
                                                                  =======     =======    ========     =======
Shares  used in  computing  basic and  diluted
  net loss per share .........................................     21,027      17,592      19,792      17,339

Pro forma basic and diluted net loss per share................      (0.19)    $ (0.10)    $ (0.34)    $ (0.17)
                                                                  =======     =======     =======     =======
Shares used in  computing  pro forma basic and
  diluted net loss per share .................................     28,169      21,886      27,484      21,632



          The accompanying notes are an integral part of these consolidated financial statements.

                             STUDENT ADVANTAGE, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                  For the Six Months Ended
                                                                               ------------------------------
                                                                                          June 30,
                                                                               ------------------------------
                                                                                    1999              1998
                                                                               -------------       ----------
                                                                               (UNAUDITED)         (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss ....................................................................   $ (9,232)          $(3,650)
  Adjustments to reconcile net loss to net cash
    used for operating activities:
    Depreciation and amortization .............................................        559               422
    Reserve for bad debts .....................................................          4              --
    Compensation expense relating to issuance of equity .......................        554
    Issuance of stock in exchange for services ................................         65               168
    Changes in assets and liabilities:
      Accounts receivable .....................................................      1,015              (686)
      Prepaid expenses and other current assets ...............................       (436)             (173)
      Accounts payable ........................................................      1,291               815
      Accrued compensation ....................................................        (16)              218
      Accrued expenses ........................................................      2,193             1,240
      Deferred revenue ........................................................      1,468              (306)
                                                                                  --------           -------
      Net cash used for operating activities ..................................     (2,535)           (1,952)
                                                                                  ========           =======
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of fixed assets ...................................................     (1,088)             (804)
  Acquisitions of businesses for cash and common stock ........................     (1,190)             (655)
  Proceeds from sale of fixed assets ..........................................         16               --
  Purchase of marketable securities ...........................................    (20,582)              --
                                                                                  --------           --------
      Net cash used for investing activities ..................................    (22,844)           (1,459)
                                                                                  ========           =======
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of preferred stock, net ..................................       --               2,000
  Proceeds from issuance of common stock, net of issuance costs ...............     43,255                 6
  Proceeds from exercise of stock options .....................................        300
  Proceeds from exercise of warrants ..........................................        212
  Borrowings under line of credit .............................................         60
  Proceeds from short-term debt -- related party ..............................       --                 400
  Repayment of short-term debt -- related party ...............................       --                (100)
  Distributions to stockholders ...............................................       --              (1,043)
                                                                                  --------           -------
      Net cash provided by financing activities ...............................     43,827             1,263

Adjustment to conform fiscal period of University Netcasting, Inc. ............      1,647                --
                                                                                  --------           -------

Net increase (decrease) in cash and cash equivalents ..........................     20,095            (2,148)
                                                                                  --------           -------
Cash and cash equivalents, beginning of period ................................      6,140             5,806
                                                                                  --------           -------
Cash and cash equivalents, end of period ......................................   $ 26,235           $ 3,658
                                                                                  ========           =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND
  NON-CASH INVESTING AND FINANCING ACTIVITIES

Cash paid during the year for interest ........................................   $     54              $128
                                                                                  ========           =======
Capital stock and warrants issued for business acquisitions ...................   $    299              $225
                                                                                  ========           =======
Capital stock issued for note receivable ......................................   $   --                $165
                                                                                  ========           =======

          The accompanying notes are an integral part of these consolidated financial statements.

                             STUDENT ADVANTAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - THE COMPANY

         BASIS OF PRESENTATION

     Student Advantage, Inc. and its subsidiaries ("Student Advantage" or the "Company") provide college students with discounts on a broad range of products and services nationwide through the Student Advantage membership program, as well as its Web site and magazine. Student Advantage also offers marketing services to corporations seeking to communicate effectively with the college student market. Student Advantage, Inc. was incorporated in the State of Delaware on October 20, 1998. The Company began operations in 1992 as a sole proprietorship, converted to a general partnership in 1995, converted to a limited liability company in 1996 and became a C Corporation in 1998. From inception through December 1997, our revenue was derived primarily from annual membership fees. Since that time, the Company has expanded our product and service offerings through internal growth as well as acquisitions.

     In June of 1999 the Company completed an initial public offering ("IPO") of 6,000,000 shares of the Company's common stock resulting in $44.6 million net of underwriters discounts and commissions. Upon closing of the IPO, each outstanding share of redeemable convertible preferred stock converted into shares of common stock at a three to one ratio.

     All amounts for all periods presented have been restated to reflect the acquisition of University Netcasting, Inc. ("UNI") in June 1999, which was accounted for as a pooling of interests and, accordingly, the historical consolidated financial statements of the Company prior to the acquisition have been restated to include UNI's financial position, results of operations and cash flows.

     These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's Form S-1 registration statement, as amended, filed with the Securities and Exchange Commission ("SEC") in connection with the Company's IPO.

UNAUDITED INTERIM FINANCIAL INFORMATION

     The unaudited interim consolidated financial statements of the Company for the three and six months ended June 30, 1998 and 1999, respectively, included herein have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

     In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 1999, and the results of its operations and its cash flows for the three and six months ended June 30, 1998 and 1999, respectively. The results for the three and six months ended June 30, 1999 are not necessarily indicative of the expected results for the full fiscal year or any future period. Certain prior period balances have been reclassified to conform to the current period presentation.

NOTE 2 - ACQUISITIONS

     THE TRAVEL HOLDING GROUP, LLC AND THE CAMPUS AGENCY, LLC. On April 1, 1999, Student Advantage completed its acquisitions of substantially all the assets of The Travel Holding Group, LLC and The Campus Agency, LLC in exchange for a promissory note in the amount of $330,000. The Campus Agency provides media planning and strategy consulting services to the U.S. student travel market. The Travel Holding Group is a reseller of Eurail passes. The acquisitions have been accounted for under the purchase method of accounting and the results of operations of each company have been included in Student Advantage's results beginning on the acquisition date. Goodwill and other intangible assets in the aggregate amount of $305,000 were recorded in connection with these acquisitions and are being amortized over 3 years.

     MENTOR INTERACTIVE CORP. On May 27, 1999, Student Advantage acquired substantially all of the assets of Mentor Interactive Corp., a provider of Internet-based research tools and related materials, in exchange for 18,056 shares of common stock and a warrant to purchase 24,000 shares of common stock at a purchase price of $11.08 per share with an aggregate estimated fair value of approximately $300,000. This acquisition has been accounted for under the purchase method of accounting and the results of Mentor Interactive Corp. have been included in Student Advantage's results beginning on the acquisition date. Goodwill and other intangible assets in the aggregate amount of $312,000 were recorded in connection with the acquisition and are being amortized over a three year period.

     TRANSACTION SERVICE PROVIDERS, INC. On June 11, 1999, Student Advantage acquired Transaction Service Providers, Inc. ("TSP"), a provider of debit card services to college students and local merchants, in a transaction accounted for as a pooling of interests. Because the historical results of operations and financial position of Transaction Services Providers were immaterial to Student Advantage, prior period financial statements have not been restated and TSP's results of operations have been included in Student Advantage's results as of April 1, 1999. In connection with the acquisition, Student Advantage issued 195,000 shares of common stock to the stockholders of Transaction Service Providers.

     UNIVERSITY NETCASTING, INC. On June 18, 1999, Student Advantage acquired all of the outstanding capital stock of UNI in exchange for 2,439,680 shares of Student Advantage common stock and the conversion of all UNI outstanding common stock options for options to purchase 62,922 shares of Student Advantage common stock. University Netcasting is a leading operator of official athletic Web sites for colleges, universities and college sports associations. Through its FANSonly Network, FANSonly.com, University Netcasting provides sports fans with comprehensive online information and analysis on college sports. This acquisition was accounted for using the pooling-of-interests method and, accordingly, the historic consolidated financial statements of Student Advantage prior to the acquisition have been restated to reflect the financial position, results of operations and cash flows of UNI.

     Effective, June 18, 1999, UNI's fiscal year end was changed from March 31 to December 31 to conform to Student Advantage's year end. UNI's results of operations for the three and six months ended September 30, 1998 have been included in Student Advantage's three and six months ended June 30, 1998 results, respectively. Accordingly, UNI's operations for the three months ended March 31, 1999 will be included in Student Advantage's results for both of the year ended December 31, 1998 and 1999 (when presented). Revenue and net loss for UNI for the three months ended March 31, 1999 were $682,000 and $(1.6) million, respectively. This net loss amount has been reported as an adjustment to the consolidated accumulated deficit.

     The following is a reconciliation of revenues and net loss previously reported by the company for the three and six month periods ended June 30, 1998 and 1999, with the combined amounts currently presented in the financial statements for those two periods:

           (IN THOUSANDS)         FOR THE THREE MONTHS ENDED            FOR THE THREE MONTHS ENDED
                                         JUNE 30, 1998                        JUNE 30, 1999
                               -------------------------------       -------------------------------
                                  SA        UNI       COMBINED          SA        UNI      COMBINED

          Revenues             $3,398     $   253    $ 3,651         $ 4,289    $   503    $ 4,792

          Net income (loss)    $ (928)    $(1,350)   $(2,278)        $(3,170)   $(2,207)   $(5,377)


                                       FOR THE SIX MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                             JUNE 30, 1998                    JUNE 30, 1999
                               -------------------------------       ---------------------------
                                  SA        UNI       COMBINED           SA       UNI      COMBINED
           Revenues            $ 6,794    $   467    $ 7,261         $ 8,514    $ 1,185    $ 9,699

           Net income (loss)   $(1,233)   $(2,417)   $(3,650)        $(5,379)   $(3,853)   $(9,232)


NOTE 3 - COMPUTATION OF UNAUDITED NET LOSS PER SHARE AND PRO FORMA NET LOSS PER SHARE

                                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                             THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                                   JUNE 30,                 JUNE 30,
                                                                               1999         1998        1999       1998
                                                                           ----------   ----------- ----------- -----------
BASIC AND DILUTED NET LOSS PER SHARE:                                      (UNAUDITED)  (UNAUDITED) (UNAUDITED) (UNAUDITED)

Net loss                                                                     $(5,377)    $(2,278)    $(9,232)    $(3,650)
                                                                             =======     =======     =======     =======
Basic and diluted weighted average common shares
   outstanding (1)                                                            21,027      17,592      19,792      17,339
                                                                             =======     =======     =======     =======
Basic and diluted net loss per share                                         $ (0.26)    $ (0.13)    $ (0.47)    $ (0.21)
                                                                             =======     =======     =======     =======

PRO FORMA BASIC AND DILUTED NET LOSS PER SHARE:
Net loss                                                                     $(5,377)    $(2,278)    $(9,232)    $(3,650)
                                                                             =======     =======     =======     =======

Shares attributable to common stock, excluding effects of
   preferred stock conversion (1)                                             19,928      17,592      19,243      17,339
Shares attributable to the assumed conversion of convertible
   preferred stock upon closing of the initial public offering                 8,241       4,294       8,241       4,294
                                                                             -------     -------     -------     -------
Pro forma basic and diluted weighted average shares
   outstanding                                                                28,169      21,886      27,484      21,632
                                                                             =======     =======     =======     =======

Pro forma basic and diluted net loss per share                               $(0.19)     $(0.10)     $(0.34)     $ (0.17)
                                                                             =======     =======     ======      ======

(1) All amounts for all periods presented have been restated to reflect the acquisition of University Netcasting, Inc. in June 1999, which was accounted for as a pooling of interests.

(2) Net loss per share is computed under SFAS No. 128, "Earnings Per Share". Basic net loss per share is computed using the weighted average number of shares. Diluted loss per share does not differ from basic loss per share since potential common shares from conversion of preferred stock and exercise of stock options are anti-dilutive for all periods presented. Pro forma basic and diluted net loss per share have been calculated assuming the conversion of all outstanding shares of Series A preferred stock into common shares, as if the shares had converted immediately upon their issuance.

NOTE 4 - SUBSEQUENT EVENTS

     On July 21, 1999 Student Advantage entered into a marketing agreement with Lycos, Inc.. In connection with the transaction, Lycos was granted a warrant (the "Lycos warrant") to purchase 550,000 shares of Student Advantage common stock at a price of $10.875 per share in exchange for certain marketing rights and Lycos content. The Lycos warrant terminates on July 21, 2002 and is exercisable on or after July 21, 2000. The Company has valued the Lycos warrant at $2.2 million which will be recognized as a sales and marketing expense on a straight line basis over the term of the agreement.

     On July 21, 1999 an additional 900,000 shares of common stock were issued by the Company as a result of the full exercise of the underwriters' over-allotment option in the Company's initial public offering. The Company received additional proceeds of $6.7 million as the result of the exercise.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          Student Advantage, Inc. has included in this filing certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 concerning Student Advantage's business, operations and financial condition. The words or phrases "can be", "expects", "may affect", "may depend", "believes", "estimate", "project", and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and Student Advantage cautions you that any forward-looking information provided by or on behalf of Student Advantage is not a guarantee of future performance. Actual results could differ materially from those anticipated in such forward-looking statements due to a number of factors, some of which are beyond Student Advantage's control, in addition to those discussed in Student Advantage's other public filings, press releases and statements by Student Advantage's management, including those set forth below under "Risk Factors That May Affect Future Results". All such forward-looking statements are current only as of the date on which such statements were made. Student Advantage does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

OVERVIEW

     We are dedicated to serving the needs of college students through our leading membership program and Web site. We provide college students with discounts on a broad range of products and services nationwide through the Student Advantage membership program, as well as our Web site and magazine. We also offers marketing services to corporations seeking to communicate effectively with the college student market. Through its FANSonly Network, FANSonly.com, we provide sports fans with comprehensive online information and analysis on college sports.

     We began operations in 1992 as a sole proprietorship, converted to a general partnership in 1995, converted to a limited liability company in 1996 and became a C Corporation in 1998. From inception through December 1997, our revenue was derived primarily from annual membership fees. Since that time, we have expanded our product and service offerings through internal growth as well as acquisitions.

     Our revenue is generated from subscription revenue and other revenue. Subscription revenue is derived from membership sales. Memberships are sold in three different ways. Most are sold to AT&T and distributed in conjunction with an AT&T calling card. The membership cards associated with these membership sales are co-branded and serve as both the Student Advantage membership identification card and an AT&T calling card. In certain cases, renewal of a co-branded membership card is subject to a minimum level of usage of AT&T services during the prior twelve months. We earn a fee from AT&T for each of these memberships, with a current minimum commitment by AT&T to purchase at least 1.25 million memberships per academic year. During 1997 and 1998 and the three and six months ended June 30, 1999, AT&T accounted for approximately 77%, 95%, 94% and 94% of subscription revenue, respectively. Memberships are also sold by Student Advantage to colleges, universities and university organizations for distribution free of charge to students. In the 1998-1999 academic year, five colleges, universities and university organizations purchased memberships for distribution free of charge to students. In addition, Student Advantage sells memberships directly to students for a membership fee that is currently $20 per year. Subscription revenue is recognized ratably from the date of subscription to the end of the annual membership period, which ends on August 31 of each year.

     Other revenue includes advertising, marketing service and commerce revenue. Advertising revenue consists primarily of fees for advertisements placed in SAM, the Student Advantage magazine, sponsorship fees paid by vendors for inclusion in the member guide, a list of participating merchants, and fees for banner advertisements and sponsorships on our Web site. Marketing services revenue is derived primarily from providing tailored marketing services to businesses seeking to market their products and services to college students. These services include organizing and executing marketing tours that travel to college campuses, staffing tables in college locations to solicit potential student customers on behalf of businesses and providing media planning and placement. Commerce revenue includes primarily transaction-based fees earned for reselling products and services on behalf of other businesses. To date, commerce revenue has included primarily fees that we receive from AT&T for obtaining completed applications from students for AT&T calling cards. In connection with each application accepted by AT&T, we also earn membership fees that are included in subscription revenue.

     In December 1997, we completed our acquisition of The Main Quad, Inc. which owned and operated Web sites focused on providing content for students. These Web sites serve as the basis for Student Advantage's current online activities. We acquired substantially all the assets of The Main Quad for $272,000 and the issuance of 1,417,720 shares of common stock. In January 1998, we completed our acquisition of Collegiate Advantage, Inc. a provider of marketing and promotional services to businesses targeting college students. The acquisition of Collegiate Advantage marked our entrance into the marketing services business. We acquired substantially all the assets of Collegiate Advantage for $651,000 and the assumption of $275,000 in liabilities. We are also required to make payments totaling $715,000 to Collegiate Advantage in three installments ending on January 31, 2001. These acquisitions were accounted for under the purchase method of accounting, and the results of operations of each of the acquired companies have been included in our financial statements since their respective dates of acquisition. Goodwill and other intangible assets in the aggregate amount of $1.4 million were recorded in connection with these and other acquisitions and are being amortized over the economic lives of the related assets, ranging from two to five years.

     On April 1, 1999, we completed our acquisitions of The Travel Holding Group, LLC and The Campus Agency, LLC in exchange for a promissory note in the amount of $330,000. The Campus Agency provides media planning and strategy consulting services to the U.S. student travel market. The Travel Holding Group is a reseller of Eurail passes. The acquisitions have been accounted for under the purchase method of accounting and the results of operations of each company have been included in our results beginning on the acquisition date. Goodwill and other intangible assets in the aggregate amount of $305,000 were recorded in connection with these acquisitions and are being amortized over three years.

     On May 27, 1999, we acquired substantially all of the assets of Mentor Interactive Corp., a provider of Internet-based research tools and related materials, in exchange for 18,056 shares of common stock and a warrant to purchase 24,000 shares of common stock at a purchase price of $11.08 per share with an aggregate estimated fair value of approximately $300,000. This acquisition has been accounted for under the purchase method of accounting and the results of Mentor Interactive Corp. have been included in our results beginning on the acquisition date. Goodwill and other intangible assets in the aggregate amount of $312,000 were recorded in connection with the acquisition and are being amortized over a three year period.

     On June 11, 1999, we acquired Transaction Service Providers, Inc., a provider of debit card services to college students and local merchants, in a transaction accounted for as a pooling of interests. Because the historical results of operations and financial position of Transaction Services Providers were immaterial to Student Advantage, prior period financial statements have not been restated and TSP's results of operations have been included in our results as of April 1, 1999. In connection with the acquisition, we issued 195,000 shares of common stock to the stockholders of Transaction Service Providers.

     On June 18, 1999, we acquired all of the outstanding capital stock of UNI in exchange for 2,439,680 shares of our common stock and the conversion of all UNI outstanding common stock options for options to purchase 62,922 shares of our common stock. University Netcasting is a leading operator of official athletic Web sites for colleges, universities and college sports associations. Through its FANSonly Network, FANSonly.com, University Netcasting provides sports fans with comprehensive online information and analysis on college sports. This acquisition was accounted for using the pooling-of-interests method and, accordingly, the historic consolidated financial statements of Student Advantage prior to the acquisition have been restated to reflect the financial position, results of operations and cash flows of UNI.

     On June 23, 1999, we completed an initial public offering ("IPO") of 6,000,000 shares of our common stock resulting in net proceeds to us of approximately $44.6 million. Upon closing of the IPO, each outstanding share of redeemable convertible preferred stock converted into shares of common stock at a three to one ratio.

     In the future we may pursue additional acquisitions to obtain complementary products, services and technologies. There are no assurances that the acquisitions we have already completed, or any acquisitions that we may complete in the future, will produce the anticipated revenue, earnings or business synergies.

     We recorded deferred compensation of $4.2 million in the year ended December 31, 1998 and $228,000 in the first six months of 1999, representing the difference between the exercise price of stock options granted and the fair market value of the underlying common stock at the date of grant. The difference is recorded as a reduction of stockholders' equity and is being amortized over the vesting period of the applicable options, typically four years. Of the total deferred compensation amount, $808,000 had been amortized as of December 31, 1998 and an additional $554,000 had been amortized in the six months ended June 30, 1999. The amortization of deferred compensation is recorded as an operating expense.

     We have experienced substantial net losses since 1996 and, as of June 30, 1999, had an accumulated deficit of $34.6 million. We expect to increase our expenditures in all areas in order to execute our business plan. As a result, we believe that we will continue to incur operating losses and negative cash flows from operations for the foreseeable future and that the rate at which such losses will be incurred may increase from current levels.

     We do not believe that we have any material market risk exposure with respect to derivative or other financial instruments.

SUBSEQUENT EVENTS

     On July 21, 1999 we entered into a marketing agreement with Lycos, Inc. In connection with the transaction, Lycos was granted a warrant (the "Lycos warrant") to purchase 550,000 shares of our common stock at a price of $10.875 per share in exchange for certain marketing rights and Lycos content. The Lycos warrant terminates on July 21, 2002 and is exercisable on or after July 21, 2000. We have valued the Lycos warrant at $2.2 million which will be recognized as a sales and marketing expense on a straight line basis over the term of the agreement.

     On July 21, 1999 an additional 900,000 shares of common stock were issued as a result of the full exercise of the underwriters' over-allotment option in our initial public offering. We received additional proceeds of $6.7 million as the result of the exercise.

RESULTS OF OPERATIONS

     The following table sets forth results of operations data for Student Advantage as a percentage of total revenue for the periods presented:

                                                           THREE MONTHS                SIX MONTHS
                                                               ENDED                      ENDED
                                                             JUNE 30,                   JUNE 30,
                                                    -------------------------   -------------------------
                                                         1999         1998          1999        1998
                                                    ------------  -----------   ------------  -----------
                                                     (UNAUDITED)  (UNAUDITED)   (UNAUDITED)   (UNAUDITED)
                   Revenue
                      Subscription ...............        49.4%       62.3%          41.6%       55.3%
                      Other ......................        50.6        37.7           58.4        44.7
                                                        ------       -----          -----       -----
                         Total revenue ...........       100.0       100.0          100.0       100.0
                                                        ------       -----          -----       -----
                   Costs and expenses
                      Cost of subscription revenue        10.1        11.3            8.3         9.8
                      Cost of other revenue ......        44.8        25.9           49.7        35.0
                      Product development ........        32.4        37.3           29.0        31.4
                      Sales and marketing ........        59.2        44.4           51.1        38.4
                      General and administrative .        53.3        30.7           45.1        26.2
                      Depreciation and ...........         7.6        13.4            7.6        10.5
                        amortization
                      Stock-based compensation ...         5.9         --             5.7         --
                                                        ------       -----          -----       -----
                         Total costs and expenses        213.3       163.0          196.5       151.3
                                                        ------       -----          -----       -----
                   Loss from operations .........       (113.3)      (63.0)         (96.5)      (51.3)
                   Interest income (expense), net          1.0         0.6            1.3         1.0
                                                        ------       -----          -----       -----
                   Net loss .....................       (112.3)%     (62.4)%        (95.2)%     (50.3)%
                                                        ======       =====          =====       =====

COMPARISON OF QUARTER ENDED JUNE 30, 1999 WITH QUARTER ENDED JUNE 30, 1998

     Revenue. Total revenues increased to $4.8 million for the second quarter of 1999 from $3.7 million for the second quarter of 1998, primarily due to an increase in other revenue of $1.0 million. The increase in other revenue was primarily due to $700,000 in revenue from the sale of Eurail passes as a result of the Company's acquisition of the Travel Holding Group, LLC on April 1, 1999 and $200,000 in revenue related to the AT&T marketing agreement which was not in effect until the third quarter of 1998.

     AT&T accounted for approximately 56% and 60% of total revenue for the second quarter of 1999 and the second quarter of 1998, respectively. Additionally, AT&T accounted for approximately 94% and 96% of subscription revenue and 19% and 0% of other revenue for the second quarter of 1999 and the second quarter of 1998, respectively. No other single customer accounted for 10% or more of total revenues for the second quarter of 1999 or the second quarter of 1998.

     Cost of Subscription Revenue. Cost of subscription revenue consists of the costs associated with the fulfillment of membership subscriptions and customer service. Cost of subscription revenue increased to $484,000 in the second quarter of 1999 from $413,000 in the second quarter of 1998, due primarily to an increase in costs related to the fulfillment of our membership subscriptions.

     Cost of Other Revenue. Cost of other revenue consists of the cost of advertising, marketing services and commerce. Advertising costs include production and mailing costs for the magazine, as well as costs incurred for the Student Advantage Web site. It also includes royalties paid to organizations, primarily colleges, universities and athletic associations for the use of organizational information and indicia (name and logo), and for supplying sports activity content for the Company to include in the FANSonly.com web sites. Marketing services costs include the direct and indirect costs associated with planning and implementing events and promotions, media placement and other marketing services. Commerce costs include personnel-related costs associated primarily with acquiring calling card customers for AT&T and costs associated with the sale of Eurail passes. Cost of other revenue increased to $2.1 million in the second quarter of 1999 from $944,000 in the second quarter of 1998. This increase is due primarily to costs incurred by The Travel Holding Group, LLC and The Campus Agency, LLC, which were both acquired by Student Advantage, Inc. during the second quarter of 1999. Additionally, the costs related to the AT&T marketing agreement, entered into in the third quarter of 1998, contributed to the increase.

     Product Development. Product development expenses consist primarily of personnel-related costs associated with the development and enhancement of the membership products, which include the Student Advantage membership card, the Student Advantage magazine, and the studentadvantage.com and FANSonly.com Web sites. Product development expenses increased to $1.6 million in the second quarter of 1999 from $1.4 million in the second quarter of 1998. The increase is primarily due to Student Advantage's increased investment in enhancing and improving the functionality of its Web sites.

     Sales and Marketing. Sales and marketing expenses consist primarily of personnel and other costs related to our sales and marketing programs. These expenses increased to $2.8 million in the second quarter of 1999 from $1.6 million in the second quarter of 1998. The increase in sales and marketing expenses was due, in large part, to increased expenditures related to building brand awareness, expanding and servicing the customer base of partners, selling more online advertising, and supporting the marketing services business.

     General and Administrative. General and administrative expenses consist primarily of costs related to general corporate functions, including executive management, finance, human resources, facilities, and legal. General and administrative expenses increased to $2.6 million in the second quarter of 1999 from $1.1 million in the second quarter of 1998. The increase in general and administrative expenses is primarily due to non-recurring acquisition costs of $1.3 million related to the acquisitions of University Netcasting, Inc. and Transaction Service Providers and to a lesser extent increases in facilities and personnel related costs.

     Depreciation and Amortization. Depreciation and amortization expenses decreased to $364,000 in the second quarter of 1999 from $488,000 in the second quarter of 1998. Amortization expense decreased as a result of certain intangible assets becoming completely amortized during the second quarter of 1999.

     Stock-Based Compensation. We recorded deferred compensation of $4.2 million in the year ended December 31, 1998, an additional $228,000 in the first quarter of 1999, and none in the second quarter of 1999 in connection with the issuance of stock options. Of this amount, $1.4 million has been amortized to expense to date, of which $282,000 was recorded as an expense in the second quarter of 1999. The remainder is being amortized over the remaining vesting period of the individual options.

     Loss from Operations. We recorded a loss from operations of $5.4 million in the second quarter of 1999 compared to a net loss of $2.3 million for the same period in 1998. The increase in loss from operations is due to an increase in total costs and expenses from $6.0 million in the second quarter of 1998 to $10.2 million in the second quarter of 1999, which was offset in part by an increase in total revenue from $3.7 million in the second quarter of 1998 to $4.8 million in the second quarter of 1999.

     Interest Income (Expense), Net. Interest income, net includes interest income from cash balances and interest expense related to Student Advantage's financing obligations. Interest income, net increased to $50,000 in the second quarter of 1999 from $22,000 in the second quarter 1998. The increase is a result of interest income earned on higher average cash and cash equivalents balance during the second quarter of 1999 compared to that of the second quarter of 1998. There was $60,000 outstanding on a line of credit at June 30, 1999.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1999 WITH THE SIX MONTHS ENDED JUNE 30, 1998

     Revenue. Total revenues increased to $9.7 million for the six months ended June 30, 1999 from $7.3 million for the six months ended June 30, 1998. This increase was due primarily to an increase in other revenue from $3.2 million in the first six months of 1998 to $5.7 million for the six months ended June 30, 1999. The increase in other revenue was primarily due to $1.1 million in revenue related to the AT&T marketing agreement which was not in effect until the third quarter of 1998, and $800,000 in web advertising revenue. Web advertising revenue increased as a result of an increase in the number of impressions sold and an increase in the number of sponsors advertising on Student Advantage's Web sites. Other contributing factors were $800,000 in advertising revenue from two issues of Student Advantage magazine which had not yet been published in the first two quarters of 1998, and $700,000 in revenue from the sale of Eurail passes as a result of the Company's acquisition of The Travel Holding Group, LLC on April 1, 1999. These increases were offset in part by a decrease in other revenue of $700,000 related to the expiration of a contract for marketing services which was in effect during the first quarter of 1998.

     AT&T accounted for approximately 58% and 53% of total revenue for the six months ended June 30, 1999 and the six months ended June 30, 1998, respectively. Additionally, AT&T accounted for approximately 94% and 96% of subscription revenue and 32% and 0% of other revenue for the six months ended June 30, 1999 and the six months ended June 30, 1998, respectively. No other single customer accounted for 10% or more of total revenues during these periods.

     Cost of Subscription Revenue. Cost of subscription revenue increased to $804,000 for the six months ended June 30, 1999 from $715,000 in the six months ended June 30, 1998, due primarily to costs related to the fulfillment of our membership subscriptions.

     Cost of Other Revenue. Cost of other revenue increased to $4.8 million for the six months ended June 30, 1999 from $2.5 million for the six months ended June 30, 1998. This increase is due primarily to an increase of $1.0 million in costs associated with the launch of the Student Advantage magazine, of which two issues were distributed in the six months ended June 30, 1999. Additionally, an increase of $800,000 in costs associated with the AT&T marketing agreement, which were first incurred in the third quarter of 1998, contributed to the increase. The acquisitions of The Travel Holding Group, LLC and The Campus Agency, LLC during the six months ended June 30, 1999 were also contributing factors. These increases were offset by a decrease of $854,000 in costs associated with marketing services.

     Product Development. Product development expenses increased to $2.8 million for the six months ended June 30, 1999 from $2.3 million for the six months ended June 30, 1998. The increase is primarily due to Student Advantage's increased investment in enhancing and improving the functionality of its Web sites.

     Sales and Marketing. Sales and marketing expenses increased to $5.0 million for the six months ended June 30, 1999 from $2.8 million for the six months ended June 30, 1998. The increase in sales and marketing expenses was due, in large part, to increased expenditures related to building brand awareness, expanding and servicing the customer base of partners, selling more online advertising, and supporting the marketing services business.

     General and Administrative. General and administrative expenses increased to $4.4 million for the six months ended June 30, 1999 from $1.9 million for the six months ended June 30, 1998. The increase in general and administrative expenses is primarily due to non-recurring acquisition costs of $1.3 million related to the acquisitions of University Netcasting, Inc. and Transaction Service Providers and increases in facilities and personnel related costs.

     Depreciation and Amortization. Depreciation and amortization expenses decreased to $734,000 for the six months ended June 30, 1999 from $759,000 for the six months ended June 30, 1998. Amortization expense decreased as a result of certain intangible assets becoming completely amortized during the period.

     Stock-Based Compensation. We recorded deferred compensation of $4.2 million in the year ended December 31, 1998 and an additional $228,000 for the six months ended June 30, 1999. Of this amount, $1.4 million has been amortized to expense to date, of which $554,000 is being recorded as an expense in the six months ended June 30, 1999. The remainder is being amortized over the remaining vesting period of the individual options.

     Interest Income (Expense), Net. Interest income, net increased to $124,000 for the six months ended June 30, 1999 from $75,000 for the six months ended June 30, 1998. The increase is a result of interest income earned on higher average cash and cash equivalents balance during the six months ended June 30, 1999 compared to that of the six months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Student Advantage has financed its operations primarily through the private and public placement of securities, cash from operations, borrowings under its credit facilities and loans from LLC members. In October 1998, Student Advantage completed a private placement of equity securities to new investors and received $9.9 million in net proceeds. In June of 1999 the Company completed its initial public offering selling 6.0 million shares and raising $44.6 million, net of offering costs. As of June 30, 1999, Student Advantage had $46.8 million in cash and cash equivalents and marketable securities.

     Net cash used for operating activities was $2.5 million for the first six months of 1999 and $2.0 million for 1998. The net cash used in the first six months of 1999 was primarily a result of a net loss of $9.2 million, partially offset by a decrease in accounts receivable of $1.0 million, an increase in accounts payable and accrued expenses of $3.5 million and an increase in deferred revenue and advanced payments of $1.5 million. Net cash used for operations for 1998 resulted primarily from a net loss of $3.7 million and an increase in accounts receivable of $686,000 in 1998. The increase was partially offset by the timing of payments of accounts payable and accrued expenses. Deferred revenue represents primarily payments for membership fees not yet recognized as revenue and advance payments for purchases of memberships and other services.

     Net cash used for investing activities was $22.8 million in the first six months of 1999 and $1.5 million in the first six months of 1998. The net cash used for investing activities in the first six months of 1999 was primarily due to the purchase of marketable securities of $20.6 million, the acquisitions of the Travel Holdings Group, The Rail Connection, Mentor Interactive and the settlement of a purchase contingency related to the acquisition of Collegiate Advantage. This increase in 1998 was due primarily to the purchase of fixed assets and the acquisition of Collegiate Advantage in 1998.

     Net cash provided by financing activities was $43.8 million in the first six months of 1999 and $1.3 million in the first six months of 1998. The net cash provided by financing activities in the first six months of 1999 was primarily the result of net cash proceeds of $43.3 million from the sale of shares of Student Advantage common stock related to the initial public offering. The increase in 1998 was primarily due to net cash proceeds of $2.0 million from the sale of shares of Student Advantage preferred stock, $400,000 related to borrowings from a related party and other equity transactions related to the acquisition of businesses and the issuance of stock for services, partially offset by a distribution of $1.0 million to LLC members.

     Student Advantage has a $2.75 million bank line of credit and equipment lease credit facility, which expires on June 30, 2000. The line of credit bears interest at a rate of LIBOR plus 2% or the bank's base rate. The line of credit and equipment lease credit facility are secured by all of the assets of Student Advantage. As of June 30, 1999, no amount was outstanding under the line of credit, and no amounts were outstanding under the equipment lease credit facility.

     Student Advantage has experienced a substantial increase in its expenditures consistent with growth in operations and staffing, and anticipates that this will continue for the foreseeable future. Additionally, Student Advantage will continue to evaluate possible investments in businesses, products and technologies, and plans to expand its Web infrastructure, sales and marketing programs and aggressively promote its brand. Student Advantage currently anticipates that its available cash resources will be sufficient to meet its anticipated needs for working capital and capital expenditures for at least the next 12 months.

YEAR 2000 COMPLIANCE

     Many currently installed computer systems and software products are coded to accept or recognize only two digit entries in the date code field. These systems and software products will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by many companies and governmental agencies may need to be upgraded to comply with such Year 2000 requirements or risk system failure or miscalculations causing disruptions of normal business activities.

     State of Readiness. Student Advantage does not internally develop a significant amount of software. Student Advantage has made a preliminary assessment of the Year 2000 readiness of its operating financial and administrative systems, including the hardware and software that support Student Advantage's systems. Student Advantage's assessment plan consists of:

  * contacting third-party vendors and licensors of material hardware, software and services that are both directly and indirectly related to the delivery of Student Advantage's services to its users,
  *  contacting vendors of third-party systems,
  *  assessing repair or replacement requirements,
  *  implementing repair or replacement, and

  *  creating contingency plans in the event of Year 2000 failures.

     Student Advantage is currently conducting an inventory of and reviewing all software and other systems that it believes might be affected by Year 2000 issues. Since third parties developed and currently support many of the systems that we use, a significant part of this effort will be to ensure that these third-party systems are Year 2000 compliant. We plan to confirm this compliance through a combination of the representation by these third parties of their products' Year 2000 compliance, as well as reviews of Year 2000 readiness documentation from our vendors. Student Advantage plans to complete this process prior to the end of the third quarter of 1999. Until such reviews are completed and such vendors and providers are contacted, Student Advantage will not be able to completely evaluate whether its systems will need to be revised or replaced. We currently expect to complete all required modifications and install necessary replacement systems prior to December 31, 1999.

     Costs. To date, Student Advantage has spent an immaterial amount on Year 2000 compliance issues but expects to incur an additional approximately $100,000 in connection with identifying, evaluating and addressing Year 2000 compliance issues. We have not hired additional employees or retained consultants, and do not currently expect to hire additional employees or retain consultants to work on Year 2000 compliance matters. Most of Student Advantage's expenses have related to, and are expected to continue to relate to, the operating costs associated with time spent by existing employees in the evaluation process and Year 2000 compliance matters generally. Such expenses, if higher than anticipated, could have a material adverse effect on Student Advantage's business, results of operations and financial condition.

     Risks. Student Advantage is not currently aware of any Year 2000 compliance problems relating to its systems that would have a material adverse effect on Student Advantage's business, results of operations and financial condition, without taking into account Student Advantage's efforts to avoid or fix such problems. We have received certificates or reports from our significant third party vendors indicating that their systems are Year 2000 compliant or identifying remaining corrective actions. We cannot be certain that we will discover all Year 2000 compliance problems in our systems. In addition, we cannot be certain that none of the third-party software, hardware or services incorporated into our material systems will need to be revised or replaced, which could be time-consuming and expensive. The failure of Student Advantage to fix or replace its internally developed proprietary software or third-party software, hardware or services on a timely basis could result in lost revenues, increased operating costs, the loss of customers and other business interruptions, any of which could have a material adverse effect on Student Advantage's business, results of operations and financial condition.

     Student Advantage is heavily dependent on a significant number of third-party vendors to provide both network services and equipment. A significant Year 2000-related disruption of the network, services or equipment that third-party vendors provide to Student Advantage could cause Student Advantage's members and visitors to consider seeking alternate sites or cause an unmanageable burden on its customer service, which in turn could materially and adversely affect Student Advantage's business, financial condition and results of operations.

     In addition, there can be no assurance that governmental agencies, utility companies, Internet access companies, third-party service providers and others outside of Student Advantage's control will be Year 2000 compliant. The failure by such entities to be Year 2000 compliant could result in a systemic failure beyond the control of Student Advantage, such as a prolonged Internet, telecommunications or electrical failure, which could also impair Student Advantage's ability to deliver its services to its customers, decrease the use of the Internet or prevent users from accessing its Web sites which could have a material adverse effect on Student Advantage's business, results of operations and financial condition.

     Contingency Plan. As discussed above, Student Advantage is engaged in an ongoing Year 2000 assessment and has not yet developed any contingency plans. The results of Student Advantage's Year 2000 simulation testing and the responses received from third-party vendors and service providers will be taken into account in determining the nature and extent of any contingency plans.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

WE HAVE EXPERIENCED LOSSES IN THE PAST AND EXPECT FUTURE LOSSES

     We have not achieved profitability and expect to continue to incur operating losses for the foreseeable future. We incurred net losses of $3.2 million in 1997, $5.1 million in 1998 and $9.2 million in the first six months of 1999. As of June 30, 1999, our accumulated deficit was $34.6 million. We expect to continue to incur significant operating and capital expenditures and, as a result, we will need to generate significant revenue to achieve and maintain profitability.

     We cannot assure you that we will achieve sufficient revenue for profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. If revenue grows more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially and adversely affected.

WE ARE DEPENDENT UPON AT&T FOR A LARGE PERCENTAGE OF OUR REVENUE AND A DECLINE IN REVENUE FROM AT&T WOULD ADVERSELY AFFECT OUR RESULTS

     We have an exclusive relationship with AT&T through which AT&T pays us for a variety of goods and services, including:

     * memberships provided free to students with an AT&T calling card,
     * marketing services,
     * advertising in our media products, such as our Web site and SAM, the
     * Student Advantage magazine, and o sponsorship of certain of our products and services, such as the Virtual Backpack.

     In 1997, we derived $2.4 million, or 50%, of our total revenue from AT&T. In 1998, we derived $11.8 million, or 61%, of our total revenue from AT&T. For the six months ended June 30, 1999, we derived $5.6 million, or 58%, of our total revenue from AT&T. Our relationship with AT&T has accounted for most of our members to date. We obtain these members as a result of AT&T's distribution of free Student Advantage memberships to students who enroll for an AT&T telecommunications service. In addition, most of our commerce revenue is currently attributable to fees that we earn from AT&T for obtaining completed calling card applications from students. There can be no assurance that we will be successful in expanding our membership base independent of our relationship with AT&T.

     The termination dates of our current agreements with AT&T have been extended until June 2001. However, AT&T may terminate these agreements upon 120 days' prior notice, subject to payment of a termination fee in certain cases. In addition, AT&T can terminate the current agreements if Raymond V. Sozzi, Jr. is no longer employed as our president, or if he no longer owns at least five percent of our capital stock. The termination of our relationship with AT&T would have a material adverse effect on our business.

WE HAVE A LIMITED OPERATING HISTORY AND MAY FACE DIFFICULTIES ENCOUNTERED BY EARLY STAGE COMPANIES IMPLEMENTING AN INTERNET STRATEGY

     We have a limited operating history on which an investor can evaluate our business. Our operations began in 1992. An investor in our common stock must consider the risks and difficulties frequently encountered by early stage companies implementing an Internet strategy. These risks include our possible inability to:

     * sustain historical revenue growth rates,
     * generate sufficient revenue to achieve and maintain profitability,
     * implement our business model,
     * maintain the satisfaction of our members,
     * introduce new and enhanced Web and offline content, products and services, and
     * respond to competitive developments.

     If we do not successfully manage these risks, our business, results of operations and financial condition will be materially adversely affected. We cannot assure you that we will successfully address these risks or that our business strategy will be successful.

OUR BUSINESS IS HIGHLY DEPENDENT UPON OUR PRESIDENT AND CHIEF EXECUTIVE OFFICER

     We are highly dependent on our president and chief executive officer, Raymond V. Sozzi, Jr., the loss of whom would adversely affect our future success. If Mr. Sozzi is no longer employed as our president, AT&T can terminate its agreements with us.

OUR RELATIONSHIP WITH AT&T COULD HINDER OUR ABILITY TO ATTRACT ADDITIONAL
SPONSORS

     Our agreement with AT&T prevents us from providing our goods and services to other telecommunications companies. Our agreement with AT&T also precludes us from entering into a relationship with another sponsor that will distribute our memberships free to students as an incentive or through any promotion. Our relationship with AT&T could hinder our ability to attract additional national sponsors, in particular sponsors who may be interested in purchasing memberships for distribution to students.

WE MAY NOT SUCCESSFULLY IMPLEMENT OUR INTERNET STRATEGY

     In order to successfully implement our Internet strategy, we must:

     * establish our Web site as the primary vehicle for delivery of our products and services, including member registration and renewal, information regarding national and local sponsors, and customer service,
     * expand our Web site to include more content and services for students and encourage our members to use the site so that it becomes more attractive for advertisers, and
     * establish our Web site as an effective e-commerce platform.

     Our failure to successfully implement our Internet strategy could have a material adverse effect on our business.

OUR ABILITY TO GENERATE SIGNIFICANT REVENUES FROM ONLINE ACTIVITIES AND INTERNET ADVERTISING IS UNCERTAIN

     It is unclear whether companies implementing an Internet community business model will generate sufficient revenues to achieve and maintain profitability. Our ability to generate significant revenues from advertisers, sponsors and other businesses in connection with online activities will depend, in part, on our ability to generate sufficient user traffic with demographic characteristics attractive to our advertisers. The intense competition among Web sites that sell online advertising has led to the creation of a number of pricing alternatives for online advertising. These alternatives make it difficult for us to project future levels of advertising and other Internet-related revenue and applicable gross margins related to our online offerings that can be sustained by us or the online advertising industry in general. Although we do not currently derive a substantial portion of our revenue from Internet advertising and other Internet-related activities, our business model depends in part on increasing the amount of such revenue.

OUR BUSINESS IS SUBJECT TO SEASONAL FLUCTUATIONS, WHICH MAY AFFECT OUR REVENUES AND OPERATING RESULTS

     Our operating results are dependent upon the college student market and we expect them to vary seasonally based upon the typical school year. We tend to sell most of our memberships in the beginning of the fall and winter academic terms. All of these memberships expire on August 31 of each year. Because the aggregate number of memberships within a school year increases as new members are added beginning on September 1, and we recognize revenue from memberships ratably over the period from the time of subscription until the end of our membership year, our subscription revenue will typically be higher in the first and second quarters than in the fourth quarter of each fiscal year. It is difficult to determine how the third quarter will typically compare, since it includes two calendar months from the end of a membership year and the first month of the subsequent membership year.

     Our limited operating history and rapid growth make it difficult for us to more fully assess the impact of seasonal factors on our business. Nevertheless, because our business is dependent upon the student market, we expect that our other revenue may be subject to seasonal fluctuations associated with the typical school year. In particular, other revenue can be expected to be higher during the third and fourth quarters due to increased activity associated with the commencement of the school year. Conversely, the second quarter may have the least amount of other revenue since it includes the months at the end of a school year.

OUR QUARTERLY REVENUES AND OPERATING RESULTS ARE NOT INDICATIVE OF FUTURE PERFORMANCE AND ARE DIFFICULT TO FORECAST

     In addition to the seasonal fluctuations described above, our revenues and operating results may vary from quarter to quarter for a variety of other reasons, such as the timing of revenues from corporate sponsors or non-recurring charges incurred in connection with acquisitions.

     You should not rely on quarter-to-quarter comparisons of our operating results or our operating results for any particular quarter as indicative of our future performance. It is possible that in some future periods our operating results may be below the expectations of public market analysts and investors. In this event, the price of our common stock might fall.

OUR OPERATING RESULTS DEPEND ON SELLING NEW MEMBERSHIPS EVERY YEAR

     A significant portion of our revenue is derived from membership fees. Members must join our program each year. A significant percentage of our members graduate each year and, therefore, do not renew their memberships. Our revenue growth is highly dependent upon our ability to market the value of our membership to college students and to retain members on a yearly basis. To date, we have not maintained sufficient data to determine the specific number of members who renew on a yearly basis. A failure to acquire new members or renew current members could have a material adverse effect on our business.

OUR OPERATING RESULTS DEPEND ON OUR ABILITY TO MAINTAIN AND INCREASE BUSINESS ALLIANCES AND UNIVERSITY RELATIONSHIPS

     We are dependent upon our sponsors, both national and local, to provide our members with discounts on their products and services. We are also dependent on maintaining college and university relationships to market and sell our products and services. Our ability to maintain these alliances and relationships and to develop new alliances and relationships is critical to our ability to maintain our members. A failure to acquire or maintain sponsors and relationships could have a material adverse effect on our business. In addition, our agreements with a number of our sponsors preclude us from entering into similar arrangements with their competitors. This restriction may prevent us in some cases from offering attractive additional discounts to our members.

COLLEGES AND UNIVERSITIES ARE INCREASINGLY RELUCTANT TO PERMIT BUSINESSES TO MARKET PRODUCTS AND SERVICES ON CAMPUS

     Colleges and universities are becoming increasingly wary of businesses which market products and services to their students. Many colleges and universities are seeking to decrease or eliminate such marketing. In particular, colleges and universities are concerned that many students have incurred substantial levels of credit card debt. As a result, colleges and universities often attempt to prevent credit card companies and other companies that offer credit from marketing to their students. We are sometimes mistaken for a credit card company because we give students a plastic card and a unique identification number to represent their membership. This sometimes makes it difficult for us to gain access to college and university students, and we have been denied access to certain college and university campuses. To date, we have not maintained sufficient data to determine the specific number of colleges and universities which have denied us access to their campuses. Any inability to directly contact students on campus could have a material adverse effect on our business.

WE FACE SIGNIFICANT COMPETITION ON THE INTERNET, WHICH COULD ADVERSELY AFFECT OUR BUSINESS

     Many Web sites compete for consumers' and advertisers' attention and spending. We believe that our ability to compete depends upon many factors, including the following:

     * the market acceptance of our Web site and online services,
     * the success of our brand building and sales and marketing efforts,
     * the performance, price and reliability of services developed by us or our competitors,
     * the effectiveness of our customer service efforts,
     * the ability of our competitors to maintain or establish cooperative relationships among themselves or with strategically aligned third parties, and
     * the emergence of new competitors.

     We compete for members and advertisers online with the following types of companies:

     * online services or Web sites targeted at college students, and
     * Web search and retrieval and other online service companies, commonly referred to as portals, such as Alta Vista, Excite, Infoseek, Lycos and Yahoo!.

     The number of Web sites competing for the attention and spending of advertisers and consumers, including college students, has increased and we expect it to continue to increase. This market is rapidly evolving and barriers to entry are low, enabling newcomers to launch competing sites at relatively low cost.

OUR MEMBERSHIP PROGRAM EXPERIENCES SIGNIFICANT COMPETITION FROM OTHER MARKETING ACTIVITIES

     We compete for client marketing budget dollars with other marketing activities and, in particular, other forms of direct marketing activities, such as direct mail. In recent years, there have been significant advances in new forms of direct marketing, such as the development of interactive shopping and data collection through television, the Internet and other media. Many industry experts predict that electronic interactive commerce, such as shopping and information exchange via the Internet, will proliferate significantly in the foreseeable future. To the extent such proliferation occurs, it could have a material adverse effect on the demand for membership programs.

WE MAY BE UNABLE TO MAKE ATTRACTIVE ACQUISITIONS OR INTEGRATE ACQUIRED COMPANIES

     As part of our business strategy, we plan to acquire or make investments in complementary businesses, products, services or technologies to increase our online traffic and obtain new technologies. However, we cannot assure you that we will be able to identify suitable acquisition or investment candidates. Even if we do identify suitable candidates, we cannot assure you that we will be able to make such acquisitions or investments on commercially acceptable terms. If we buy a business, we could have difficulty in assimilating that company's personnel, operations, products, services or technologies into our operations. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations. Furthermore, we may incur debt or issue equity securities to pay for any future acquisitions. The issuance of equity securities could be dilutive to our existing stockholders.

     We recently acquired several businesses, including University Netcasting, Inc., a leading operator of official athletic Web sites for colleges, universities and college sports associations. Achieving the anticipated benefits of these acquisitions will depend in part upon whether the integration of these businesses is accomplished in an efficient, effective and timely manner. In some cases, the difficulty associated with integrating these businesses may be increased by the necessity of coordinating geographically separated organizations. There can be no assurance that the anticipated benefits of these acquisitions will be achieved.

WE MAY BE UNABLE TO SUCCESSFULLY MANAGE CHANGES IN OUR BUSINESS

     We have experienced a period of significant growth. This growth has placed significant demands on our management and strains on our resources. Revenue increased from approximately $1.8 million in 1996 to $19.4 million in 1998. During that same time period we increased from fewer than 50 to more than 225 employees.

     Our ability to manage changes in our business will depend on our ability to continue to enhance our operating, financial and management information systems. We cannot assure you that our personnel, systems and controls will be adequate to support our growth, if any. If we are unable to manage change effectively, maintain the quality of our products and services and retain key personnel, our operating results and financial condition could be significantly affected.

OUR CURRENT FINANCIAL AND MANAGEMENT INFORMATION SYSTEMS MAY BE INADEQUATE TO SUPPORT FUTURE OPERATIONS

     We do not expect our current financial and management information systems to be adequate to support our operations in the future. We expect to replace our current accounting system by the end of the current year. If we incur delays or difficulties in implementing an appropriate accounting system, our business could be adversely affected.

OUR MANAGEMENT TEAM HAS NO EXPERIENCE IN RUNNING A PUBLIC COMPANY

     Our management team has not had any experience in a leadership role in a public company. We cannot assure you that the management team as currently configured will be able to successfully transition into the leadership role of a public company. The failure of the management team to adequately handle this challenge could have a material adverse effect on our business.

WE MUST ATTRACT AND RETAIN HIGHLY-QUALIFIED PERSONNEL IN A COMPETITIVE LABOR MARKET

     We need to hire additional members of our management team and other key employees. Competition for such personnel is intense. We have experienced, and we expect to continue to experience in the future, difficulty in hiring highly skilled employees with the appropriate qualifications. If we do not succeed in attracting new personnel or retaining and motivating our current personnel, our business could be adversely affected.

TO EXPAND OUR BUSINESS, WE MAY NEED ADDITIONAL CAPITAL, AND THE FUTURE FUNDING OF THESE CAPITAL NEEDS IS UNCERTAIN

     We require substantial working capital to fund our business. While we believe that our initial public offering provided us with sufficient funding for the next twelve months, if capital requirements vary materially from those currently planned, we may require additional financing.

     Additional funds raised through the issuance of equity securities may have the following negative effects on the then current common stockholders:

     * dilution in percentage of ownership in Student Advantage, and
     * the rights, preferences or privileges of the new security holders may be senior to those of the common stockholders.

     Additional financing may not be available when needed on terms favorable to us or at all. Our failure to raise additional funds, if needed, may result in our inability to:

     * develop or enhance our services,
     * take advantage of future opportunities, or
     * respond to competitive pressures.

OUR SYSTEMS MAY FAIL OR EXPERIENCE A SLOWDOWN

     Substantially all of our communications hardware and certain of our other computer hardware operations are located at USWeb Corporation's facilities in New York. Fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events could damage these systems. Computer viruses, electronic break-ins or other similar disruptive problems could also adversely affect our Web site. Our business could be adversely affected if our systems were affected by any of these occurrences. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems. We do not presently have any secondary "off-site" systems or a formal disaster recovery plan.

     Our Web site must accommodate a high volume of traffic and deliver frequently updated information. Our Web site has in the past and may in the future experience slower response times or decreased traffic for a variety of reasons. These types of occurrences could cause users to perceive our Web site as not functioning properly and therefore cause them to use another Web site or other methods to obtain information.

     In addition, our users depend on Internet service providers, online service providers and other Web site operators for access to our Web site. Many of them have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems.

WE ARE DEPENDENT ON THIRD PARTIES FOR SOFTWARE, SYSTEMS AND RELATED SERVICES

     We are dependent on various third parties for software, systems and related services. For example, a third party provides warehousing, distribution, fulfillment, mail and data processing services for us. As a result, our ability to deliver various services to our users may be adversely affected by the failure of these third parties to provide reliable software, systems and related services to us.

     We have in the past and may in the future experience slower response times or delays in the processing of applications for students and the delivery of membership identification cards to our members. Many of these delays have been caused by third parties upon which we rely for fulfillment services. If we are unsuccessful in providing our members with membership identification cards or delivering products and services on a timely basis, our business may be adversely affected.

WE MAY BE SUED FOR INFORMATION RETRIEVED FROM THE INTERNET

     Inappropriate use of our Internet services

     We may be subjected to claims for defamation, negligence, copyright or trademark infringement, personal injury or other legal theories relating to the information we publish on our Web site or in our magazine. These types of claims have been brought, sometimes successfully, against online services as well as other print publications in the past. We could also be subjected to claims based upon the content that is accessible from our Web site through links to other Web sites or through content and materials that may be posted by members in chat rooms or bulletin boards. We also offer e-mail services, which may subject us to potential risks, such as liabilities or claims resulting from unsolicited e-mail, lost or misdirected messages, illegal or fraudulent use of e-mail or interruptions or delays in e-mail service. Our insurance may not adequately protect us against these types of claims.

     Misappropriation of personal information

     Any penetration of our network security or other misappropriation of our members' personal or credit card information could subject us to liability. We may be liable for claims based on unauthorized purchases with credit card information, impersonation or other similar fraud claims. Claims could also be based on other misuses of personal information, such as for unauthorized marketing purposes. These claims could result in litigation. In addition, the Federal Trade Commission and several states have investigated the use by certain Internet companies of personal information. We could incur expenses if new regulations regarding the use of personal information are introduced or if our privacy practices were investigated.

THE INABILITY TO IDENTIFY OUR WEB SITE VISITORS MAY LIMIT THE EFFECTIVENESS OF OUR SALES AND MARKETING EFFORTS

     Web sites typically place certain "cookies" on a user's hard drive without the user's knowledge or consent. Cookies are small files of information about an Internet user's movement through the Internet that are stored on the hard drive of the user's computer. Student Advantage and other Web sites use cookies for a variety of reasons, including the collection of data derived from the user's Internet activity. Most currently available Web browsers allow users to remove cookies at any time or to prevent cookies from being stored on their hard drive. In addition, some commentators, privacy advocates and governmental bodies have suggested limiting or eliminating the use of cookies. Any reduction or limitation in the use of cookies could limit the effectiveness of our sales and marketing efforts. In addition, the European Union recently adopted a directive addressing data privacy that may limit the collection and use of certain information regarding Internet users. This directive may limit our ability to target advertising or collect and use information in certain European countries.

WE MAY BE UNABLE TO RESPOND TO THE RAPID TECHNOLOGICAL CHANGE IN OUR INDUSTRY

     Our market is characterized by rapidly changing technologies, frequent new product and service introductions and evolving industry standards. The recent growth of the Internet and intense competition in our industry exacerbates these market characteristics. To achieve our goals, we need to effectively integrate the various software programs and tools required to enhance and improve our product offerings and manage our business. Our future success will depend on our ability to adapt to rapidly changing technologies by continually improving the performance features and reliability of our services. We may experience difficulties that could delay or prevent the successful development, introduction or marketing of new products and services. In addition, our new enhancements must meet the requirements of our current and prospective members and must achieve significant market acceptance. We could also incur substantial costs if we need to modify our service or infrastructures to adapt to these changes.

OUR INTELLECTUAL PROPERTY RIGHTS MAY BE VIOLATED OR SUBJECT TO LITIGATION AND WE MAY INFRINGE THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS

     We believe that protection of our copyrights, service marks, trademarks, trade secrets, proprietary technology and similar intellectual property is critical to our success. We rely on the following mechanisms to protect such intellectual property:

     * trademark and copyright law,
     * trade secret protection, and
     * confidentiality agreements with employees, customers, independent contractors, sponsors and others.

     Despite our best efforts, we cannot assure you that our intellectual property rights will not be infringed, violated or legally imitated. Failure to protect our intellectual property could have a material adverse effect on our business.

     We may be sued or named as a defendant in the future for infringement of the trademark and other intellectual property rights of third parties. Any such proceedings or claims could have a material adverse effect on our business, financial condition and results of operations.

THE FAILURE OF COMPUTER SYSTEMS AND SOFTWARE PROGRAMS TO BE YEAR 2000 COMPLIANT COULD NEGATIVELY IMPACT OUR BUSINESS

     Many currently installed computer systems and software products only accept two digits to identify the year in any date. Thus, the year 2000 will appear as "00", which the system might consider to be the year 1900 rather than the year 2000. This could result in system failures, delays or miscalculations causing disruptions to our operations.

     We are currently conducting an inventory of, and developing testing procedures for, all software and other systems that we believe might be affected by Year 2000 issues. Since third parties developed and currently support many of the systems that we use, a significant part of this effort will be to ensure that these third-party systems are Year 2000 compliant. We plan to confirm this compliance through a combination of the representation by these third parties of their products' Year 2000 compliance, as well as specific testing of these systems. The failure of systems maintained by third parties to be Year 2000 compliant could cause us to incur significant expense to remedy any problems, reduce our revenues from such third parties or otherwise seriously damage our business. A significant Year 2000-related disruption of the network services or equipment that third-party vendors provide to us could also cause our members or other users to consider seeking alternate providers or cause an unmanageable burden on our customer service and technical support.

     Our failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, some of our normal business activities or operations.

THE STOCK PRICE OF TECHNOLOGY COMPANIES, PARTICULARLY INTERNET-RELATED COMPANIES, COULD BE EXTREMELY VOLATILE AND MAY RESULT IN LITIGATION AGAINST US

     The stock market has experienced significant price and volume fluctuations, and the market prices of technology companies, particularly Internet-related companies, have been highly volatile. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted. Litigation could result in substantial costs and a diversion of management's attention and resources.

ITEM III.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

               The Company does not believe that it has any material market risk exposure with respect to derivatives or other financial instruments.

PART II.       OTHER INFORMATION.

ITEM 1.   LEGAL PROCEEDINGS.

               The Company is not currently involved in any material legal proceedings.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

          The effective date of the Company's first registration statement, filed on Form S-1 under the Securities Act of 1933 (File No. 333-75807) relating to Company's initial public offering of its Common Stock, was June 17, 1999. A total of 6,000,000 shares of the Company's Common Stock were sold to an underwriting syndicate. The managing underwriters were BancBoston Robertson Stevens, Prudential Securities, Volpe Brown Whelan & Company and Wit Capital Corporation. The offering commenced and completed on June 17, 1999, at an initial public offering price of $8.00 per share. The initial public offering resulted in gross proceeds of $48.0 million, $3.4 million of which was applied to the underwriting discount and $1.4 million of which was applied to related expenses. As a result, net proceeds of the offering to the Company were approximately $43 million. From the date of receipt through June 30, 1999, approximately $2.5 million of the net proceeds of the Company's initial public offering was used pay off our line of credit, $1.3 million was used to pay acquisition expenses related to the University Netcasting acquisition. None of the net proceeds of the offering were paid by the Company, directly or indirectly, to any director, officer or general partner of the Company or any of their associates, or to any persons owning ten percent or more of any class of the Company's equity securities, or any affiliates of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          Pursuant to an Action by Written Consent of Stockholders in Lieu of a Meeting dated April 29, 1999, the holders of 4,976,256 shares of the Company's Common Stock (out of 5,417,964 shares outstanding) and 2,706,640 shares of the Company's convertible preferred stock (out of 2,746,036 shares outstanding) approved the Agreement and Plan of Merger by and among the Company, SA Acquisition I, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company, and University Netcasting, Inc., a Delaware corporation.

          Pursuant to a Consent, Waiver and Amendment Agreement executed by the stockholders of the Company dated May 20, 1999, the following matters were approved by the holders of 5,662,901 shares of the Company's Common Stock (out of 5,667,901 shares outstanding) and 2,746,036 shares of the Company's convertible preferred stock (out of 2,746,036 shares outstanding):

          (a) An amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock of the Company;

          (b) The Company's Amended and Restated Certificate of Incorporation, subject to the completion of the Company's initial public offering;

          (c) The Company's Amended and Restated By-Laws, subject to the filing of the Amended and Restated Certificate of Incorporation and the completion of the Company's initial public offering;

          (d)  Waiver of notice requirement in connection with the adoption of
               (a) - (c) above;

          (e) An increase in the number of directors constituting the entire Board of Directors from four to five;

          (f) The election of the following persons to the Board of Directors of the Company, to hold office until the 2000 Annual Meeting of Stockholders and thereafter until their successors are duly qualified:

                     John Connolly
                     William S. Kaiser
                     John Katzman
                     Raymond V. Sozzi, Jr.
                     Marc Turtletaub

          (g) Classification of the then current members of the Board of Directors of the Company into three classes, subject to the filing of the Amended and Restated Certificate of Incorporation and the completion of the Company's initial public offering;

          (h)  Adoption of the Company's 1998 Stock Incentive Plan;

          (i)  Adoption of the Company's 1999 Employee Stock Purchase Plan;

          (j)  Ratification of the independent auditors; and

          (k)  Corporate clean-up.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS

          10.19 Common Stock Purchase Warrant, dated July 21, 1999, issued to Lycos, Inc.

          27   Financial Data Schedule

          (b) No reports on Form 8-K were filed during the quarter ended June 30, 1999.

SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Student Advantage, Inc.


                                  (Registrant)





     Dated: August 10, 1999       BY: /s/ Christopher B. Andrews
                                      ------------------------------------------
                                      Christopher B. Andrews, Vice President,
                                      Finance and Administration and
                                      Chief Financial Officer
                                      (Principal Financial and
                                      Accounting Officer)

                                  EXHIBIT INDEX


EXHIBITS

10.19     Common Stock Purchase Warrant, dated July 21, 1999, issued to
          Lycos, Inc.

27        Financial Data Schedule