Form 10-Q
period 1999-09-30
STUDENT ADVANTAGE INC
filed 1999-11-15
CIK 1073508

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ___________


                          Commission File No. 0 - 26173


                             STUDENT ADVANTAGE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                            8699                       04-3263743
(STATE OR OTHER JURISDICTION OF     (PRIMARY STANDARD INDUSTRIAL        (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)      CLASSIFICATION CODE NUMBER)      IDENTIFICATION NUMBER)

                                 ---------------

                                280 SUMMER STREET
                           BOSTON, MASSACHUSETTS 02210
               (Address of Principal Executive Offices) (Zip Code)

                                 (617) 912-2011
              (Registrant's telephone number, including area code)

                                 --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X   No   .
                                         ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 35,213,560 shares of common stock as of November 10, 1999.

                                 ---------------

                             Student Advantage, Inc.
                                    Form 10-Q
                    For the Quarter ended September 30, 1999

                                 ---------------

                                      INDEX

                                                                                                                 PAGE (S)
                                                                                                                 --------
 PART I.        FINANCIAL INFORMATION

 Item 1.        Financial Statements
                Consolidated Balance Sheets at December 31, 1998 and September 30, 1999 (Unaudited)                  3

                Consolidated Statement of Operations for the three and nine months ended September 30, 1998          4
                and 1999 (Unaudited)

                Consolidated Statement of Cash Flows for the nine months ended September 30, 1998 and 1999           5
                (Unaudited)

                Notes to Consolidated Financial Statements (Unaudited)                                               6

 Item 2.        Management Discussion and Analysis of Financial Condition and Results of Operations                 10

                Risk Factors That May Affect Results of Operations and Financial Condition                          18

 Item 3.        Quantitative and Qualitative Disclosure about Market Risk                                           25

 PART II.       OTHER INFORMATION                                                                                   25

 Item 1.        Legal Proceedings                                                                                   25

 Item 2.        Changes in Securities and Use of Proceeds                                                           25

 Item 6.        Exhibits and Reports on Form 8-K                                                                    25

 Signatures                                                                                                         26

 Exhibit Index                                                                                                      27

PART 1.   FINANCIAL INFORMATION.

ITEM 1.      FINANCIAL STATEMENTS.


                             STUDENT ADVANTAGE, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                            SEPTEMBER 30,      DECEMBER 31,
                                                                                1999              1998
                                                                            -------------      ------------
                                                                             (UNAUDITED)
                         ASSETS
Current assets
  Cash and cash equivalents ................................................  $  6,884           $  6,140
  Marketable securities ....................................................    35,340                 --
  Accounts receivable (net of allowance for doubtful
    accounts of $200 and $70, at September 30, 1999
    and December 31, 1998, respectively) ...................................     6,347              3,209
  Prepaid expenses and other current assets ................................     2,238                352
                                                                              --------           --------
        Total current assets ...............................................    50,809              9,701
  Property and equipment, net ..............................................     2,333              1,386
  Intangible and other assets, net .........................................     3,502                617
                                                                              --------           --------
        Total assets .......................................................  $ 56,644           $ 11,704
                                                                              ========           ========

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
           STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
  Accounts payable .........................................................  $  2,421           $  1,985
  Accrued compensation .....................................................     1,001              1,095
  Other accrued expenses ...................................................     3,989              1,912
  Deferred revenue .........................................................     8,295              7,064
                                                                              --------           --------
        Total current liabilities ..........................................    15,706             12,056
                                                                              --------           --------
  Notes payable ............................................................       100                 --
                                                                              --------           --------
        Total liabilities ..................................................    15,806             12,056
                                                                              --------           --------

Series A redeemable convertible preferred stock; $1 par value;
  Authorized: 4,000,000 shares; Issued: 0 and 2,952,568 shares at
    September 30, 1999 and December 31, 1998, respectively;
    Outstanding: 0 and 2,747,036 shares at September 30, 1999 and
    December 31, 1998, respectively ........................................        --             10,196
                                                                              --------           --------
Stockholders' equity (deficit)
  Common stock, $.01 par value; Authorized: 150,000,000 shares;
    Issued: 34,804,246 and 20,739,378 at September 30, 1999 and
    December 31, 1998, respectively, Outstanding: 34,790,981 and
    18,524,313 at September 30, 1999 and December 31, 1998,
    respectively ...........................................................       348                207
  Additional paid-in capital ...............................................    82,863             19,765
  Accumulated deficit ......................................................   (39,504)           (26,527)
  Treasury stock (at cost) .................................................      (115)              (630)
  Deferred compensation ....................................................    (2,754)            (3,363)
                                                                              --------           --------
        Total stockholders' equity (deficit) ...............................    40,838            (10,548)
                                                                              --------           --------
        Total liabilities, redeemable convertible preferred
          stock and stockholders' equity (deficit) .........................  $ 56,644           $ 11,704
                                                                              ========           ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             STUDENT ADVANTAGE, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                        SEPTEMBER 30,
                                                       ----------------------------------------- --------------------------
                                                           1999              1998               1999               1998
                                                       -----------        -----------        -----------        -----------
                                                       (UNAUDITED)        (UNAUDITED)        (UNAUDITED)        (UNAUDITED)
Revenue
  Subscription ........................................ $  2,160           $  1,856           $  6,194           $  5,868
  Other ...............................................    6,463              4,593             12,127              7,842
                                                        --------           --------           --------           --------
        Total revenue .................................    8,623              6,449             18,321             13,710
                                                        --------           --------           --------           --------
Costs and expenses
  Cost of subscription revenue ........................    1,185                951              1,989              1,666
  Cost of other revenue ...............................    4,065              1,767              8,888              4,305
  Product development .................................    3,359              1,228              6,169              3,510
  Sales and marketing .................................    3,109              2,160              8,067              4,948
  General and administrative ..........................    1,814              1,408              6,187              3,310
  Depreciation and amortization .......................      392                335              1,126              1,094
  Stock-based compensation ............................      282                 --                836                 --
                                                        --------           --------           --------           --------
        Total costs and expenses ......................   14,206              7,849             33,262             18,833
                                                        --------           --------           --------           --------
Loss from operations ..................................   (5,583)            (1,400)           (14,941)            (5,123)
Interest income (expense), net ........................      637                (10)               760                 65
                                                        --------           --------           --------           --------
Net loss .............................................. $ (4,946)          $ (1,410)          $(14,181)          $ (5,058)
                                                        ========           ========           ========           ========

Basic and diluted net loss per share .................. $  (0.14)          $  (0.08)          $  (0.57)          $  (0.29)
                                                        ========           ========           ========           ========
Shares used in computing basic and diluted
   net loss per share .................................   34,610             17,800             24,776             17,492

Pro forma basic and diluted net loss per share ........ $  (0.14)          $  (0.06)          $  (0.47)          $  (0.23)
                                                        ========           ========           ========           ========
Shares used in computing pro forma basic and
   diluted net loss per share .........................   34,610             22,093             29,877             21,785


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             STUDENT ADVANTAGE, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                    FOR THE NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                   -----------------------------
                                                                                      1999              1998
                                                                                   -----------       -----------
                                                                                   (UNAUDITED)       (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss .......................................................................  $(14,181)          $(5,058)
  Adjustments to reconcile net loss to net cash
    used for operating activities:
    Depreciation and amortization ................................................       909               861
    Reserve for bad debts ........................................................       130                --
    Compensation expense relating to issuance of equity ..........................       836                --
    Issuance of stock in exchange for services ...................................       108               233
    Amortization of marketing expense associated with common stock warrant .......       220                --
    Changes in assets and liabilities:
      Accounts receivable ........................................................    (3,268)           (4,976)
      Prepaid expenses, other current assets and other assets ....................    (1,886)             (501)
      Accounts payable ...........................................................       436             1,733
      Accrued compensation .......................................................       (94)              607
      Accrued expenses ...........................................................     2,077               547
      Deferred revenue ...........................................................     1,231             1,221
                                                                                    --------           -------
      Net cash used for operating activities .....................................   (13,482)           (5,333)
                                                                                    ========           =======
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of fixed assets ......................................................    (1,430)           (1,113)
  Acquisitions of businesses for cash and common stock ...........................    (1,199)             (655)
  Proceeds from sale of fixed assets .............................................        16                --
  Purchase of marketable securities ..............................................   (44,283)               --
  Proceeds from sale of marketable securities ....................................     8,943                --
                                                                                    --------           -------
      Net cash used for investing activities .....................................   (37,953)           (1,768)
                                                                                    ========           =======
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of preferred stock, net .....................................        --             2,000
  Proceeds from issuance of common stock, net of issuance costs . ................    49,920                 6
  Proceeds from borrowings under line of credit ..................................        --             1,262
  Proceeds from exercise of stock options ........................................       300                --
  Proceeds from exercise of warrants .............................................       212                --
  Note payable ...................................................................       100                --
  Proceeds from short-term debt -- related party .................................        --             1,450
  Repayment of short-term debt -- related party ..................................        --              (700)
  Distributions to stockholders ..................................................        --            (1,043)
                                                                                    --------           -------
      Net cash provided by financing activities ..................................    50,532             2,975
                                                                                    --------           -------
Adjustment to conform fiscal period of University Netcasting, Inc. ...............     1,647                --
                                                                                    --------           -------
Net increase (decrease) in cash and cash equivalents .............................       744            (4,126)
                                                                                    --------           -------
Cash and cash equivalents, beginning of period ...................................     6,140             5,806
                                                                                    --------           -------
Cash and cash equivalents, end of period .........................................  $  6,884           $ 1,680
                                                                                    ========           =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND
  NON-CASH INVESTING AND FINANCING ACTIVITIES
Capital stock and warrants issued for business acquisitions ......................  $    299           $   225
                                                                                    ========           =======
Common stock warrant issued in conjunction with marketing agreement ..............  $  2,221           $    --
                                                                                    ========           =======
Capital stock issued for note receivable .........................................  $     --           $   165
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

                             STUDENT ADVANTAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - THE COMPANY

     BASIS OF PRESENTATION

     Student Advantage, Inc. and its subsidiaries ("Student Advantage" or the "Company") is dedicated to serving the needs of college students through our leading membership program and Web site. We provide college students with discounts on a broad range of products and services nationwide through the Student Advantage membership program, as well as our Web site and magazine. We also offers marketing services to corporations seeking to communicate effectively with the college student market. Through our FANSonly Network, FANSonly.com, we provide sports fans with comprehensive online information and analysis on college sports. Student Advantage, Inc. was incorporated in the State of Delaware on October 20, 1998. The Company began operations in 1992 as a sole proprietorship, converted to a general partnership in 1995, converted to a limited liability company in 1996 and became a C Corporation in 1998. From inception through December 1997, our revenue was derived primarily from annual membership fees. Since that time, we have expanded our product and service offerings through internal growth as well as acquisitions.

     In June 1999 the Company completed an initial public offering ("IPO") of 6,000,000 shares of the Company's common stock resulting in $44.6 million net of underwriters discounts and commissions. Upon closing of the IPO, each outstanding share of redeemable convertible preferred stock converted into shares of common stock at a three to one ratio. On July 21, 1999 an additional 900,000 shares of common stock were issued by the Company as a result of the full exercise of the underwriters' over-allotment option. The Company received additional net proceeds of $6.7 million as a result of the exercise.

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

UNAUDITED INTERIM FINANCIAL INFORMATION

     The unaudited interim consolidated financial statements of the Company for the three and nine months ended September 30, 1998 and 1999, respectively, included herein have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

     In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 1999, and the results of its operations and its cash flows for the three and nine months ended September 30, 1998 and 1999, respectively. The results for the three and nine months ended September 30, 1999 are not necessarily indicative of the expected results for the full fiscal year or any future period. Certain prior period balances have been reclassified to conform to the current period presentation.

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

     UNIVERSITY NETCASTING, INC. On June 18, 1999, Student Advantage acquired all of the outstanding capital stock of UNI in exchange for 2,439,680 shares of Student Advantage common stock and the conversion of all UNI outstanding common stock options for options to purchase a total of 62,922 shares of Student Advantage common stock. University Netcasting is a leading operator of official athletic Web sites for colleges, universities and college sports associations. Through its FANSonly Network, FANSonly.com, University Netcasting provides sports fans with comprehensive online information and analysis on college sports. This acquisition was accounted for using the pooling-of-interests method and, accordingly, the historic consolidated financial statements of Student Advantage prior to the acquisition have been restated to reflect the financial position, results of operations and cash flows of UNI.

     Effective, June 18, 1999, UNI's fiscal year end was changed from March 31 to December 31 to conform to Student Advantage's year end. UNI's results of operations for the three and nine months ended December 31, 1998 have been included in Student Advantage's three and nine months ended September 30, 1998 results, respectively. Accordingly, UNI's operations for the three months ended March 31, 1999 will be included in Student Advantage's results for both of the year ended December 31, 1998 and 1999 (when presented). Revenue and net loss for UNI for the three months ended March 31, 1999 were $682,000 and $1.6 million, respectively. This net loss amount has been reported as an adjustment to the consolidated accumulated deficit.

     The following is a reconciliation of revenues and net loss previously reported by the company for the three and nine month periods ended September 30, 1998 and 1999, with the combined amounts currently presented in the financial statements for those two periods:

(IN THOUSANDS)                     FOR THE THREE MONTHS ENDED                              FOR THE THREE MONTHS ENDED
                          --------------------------------------------         ----------------------------------------------
                          SEPTEMBER 30,     DECEMBER 31,                       SEPTEMBER 30,    SEPTEMBER 30,
                             1998             1998              1998              1999              1999               1999
                              SA               UNI            COMBINED             SA                UNI             COMBINED
                          -------------     ------------      --------         -------------    -------------        --------
Revenues                   $ 5,682           $   767           $ 6,449           $ 8,216           $   407           $ 8,623

Net income (loss)          $   (51)          $(1,359)          $(1,410)          $(3,568)          $(1,378)          $(4,946)

                                      FOR THE NINE MONTHS ENDED                              FOR THE NINE MONTHS ENDED
                         -----------------------------------------------         -----------------------------------------------
                         SEPTEMBER 30,       DECEMBER 31,                        SEPTEMBER 30,     SEPTEMBER 30,

                             1998               1998              1998               1999              1999              1999
                              SA                 UNI            COMBINED              SA                UNI             COMBINED
                         -------------       ------------       --------         -------------     -------------        --------
Revenues                   $ 12,476           $ 1,234           $ 13,710           $ 16,729           $ 1,592           $ 18,321

Net income (loss)          $ (1,284)          $(3,774)          $ (5,058)          $ (8,948)          $(5,233)          $(14,181)

NOTE 3 - COMPUTATION OF UNAUDITED NET LOSS PER SHARE AND PRO FORMA NET LOSS PER SHARE

                                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                            THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                               SEPTEMBER 30,                   SEPTEMBER 30,
                                                                        ---------------------------    ---------------------------
                                                                           1999            1998           1999             1998
                                                                        -----------     -----------    -----------      -----------
BASIC AND DILUTED NET LOSS PER SHARE:                                   (UNAUDITED)     (UNAUDITED)    (UNAUDITED)      (UNAUDITED)

Net loss                                                                 $ (4,946)       $ (1,410)       $(14,181)       $ (5,058)
                                                                         ========        ========        ========        ========

Basic and diluted weighted average common shares outstanding(1)(3)         34,610          17,800          24,776          17,492
                                                                         ========        ========        ========        ========

Basic and diluted net loss per share                                     $  (0.14)       $  (0.08)       $  (0.57)       $  (0.29)
                                                                         ========        ========        ========        ========
PRO FORMA BASIC AND DILUTED NET LOSS PER SHARE:
Net loss                                                                 $ (4,946)       $ (1,410)       $(14,181)       $ (5,058)
                                                                         ========        ========        ========        ========
Shares attributable to common stock, excluding effects of
   preferred stock conversion (1), (3)                                     26,369          17,800          21,636          17,492
Shares attributable to the assumed conversion of convertible
   preferred stock upon closing of the initial public offering              8,241           4,293           8,241           4,293
                                                                         --------        --------        --------        --------
Pro forma basic and diluted weighted average shares
   outstanding                                                             34,610          22,093          29,877          21,785
                                                                         ========        ========        ========        ========

Pro forma basic and diluted net loss per share                           $  (0.14)       $  (0.06)       $  (0.47)       $  (0.23)
                                                                         ========        ========        ========        ========


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

(3) Options and warrants to purchase 3,083,328 weighted shares of common stock outstanding were excluded from the calculation of diluted earnings per share for the three months ended September 30, 1999 because their inclusion would be anti-dilutive. Options to purchase 59,681 weighted shares of common stock outstanding were excluded from the calculation of diluted earnings per share for the three months ended September 30, 1998 because the exercise price of those options exceeded the average market price of common stock for the three-month period ended September 30, 1998. Options and warrants to purchase 2,515,073 weighted shares of common stock outstanding were excluded from the calculation of diluted earnings per share for the nine months ended September 30, 1999 because their inclusion would be anti-dilutive. Options to purchase 55,576 weighted shares of common stock outstanding were excluded from the calculation of diluted earnings per share for the nine months ended September 30, 1998 because the exercise price of those options exceeded the average market price of common stock for the nine-month period ended September 30, 1998

NOTE 4 - WARRANT

     On July 21, 1999 Student Advantage entered into a marketing agreement with Lycos, Inc. In connection with the transaction, Lycos was granted a warrant (the "Lycos warrant") to purchase 550,000 shares of Student Advantage common stock at a price of $10.875 per share. The Lycos warrant terminates on July 21, 2002 and is exercisable on or after July 21, 2000. The Company has valued the Lycos warrant at $2.2 million which will be recognized as a sales and marketing expense on a straight-line basis over the term of the marketing agreement, which is thirty months.

NOTE 5 - SUBSEQUENT EVENTS

     VOICE FX CORPORATION. On October 7, 1999, Student Advantage acquired Voice FX Corporation, a leading provider of Internet and Interactive Voice Response
(IVR) services to college and university registrars. In connection with the acquisition, Student Advantage paid approximately $1.1 million in cash issued 430,082 shares of Student Advantage common stock and agreed to assume all outstanding options to purchase voice FX common stock through issuing 59,687 options to purchase common stock. The acquisition has been accounted for under the purchase method of accounting and the results of operations will be included in Student Advantage's results of operations beginning on the acquisition date.

     Goodwill and other intangible assets in the aggregate amount of $6.3 million will be recorded in connection with the acquisition and will be amortized on a straight-line basis over expected useful lives of between three and five years.

     EDU.COM, INC. On November 12, 1999 Student Advantage made an equity investment in edu.com, Inc., a privately held internet-commerce company. Student Advantage paid approximately $4.3 million in exchange for approximately 922,000 shares of Series B preferred stock. Student Advantage is accounting for its investment in edu.com on the cost basis of accounting. Additionally, Student Advantage entered into a two year marketing and distribution agreement with edu.com. The terms of this agreement provide, among other things, that edu.com will become Student Advantage's exclusive technology e-commerce partner and rewards program provider, the parties will pursue certain promotional initiatives on each other's behalf, and edu.com will make certain payments to Student-Advantage including $2.0 million payable over the term of the agreement.

     LITIGATION. On August 3, 1999, Student Advantage, Inc. filed an action in the United States District Court for the Southern District of New York against CollegeClub.com, alleging among other things, that CollegeClub.com has committed false advertising, unfair competition, and tortious interference with contract in connection with, CollegeClub.com's promotion and marketing of its services, including but not limited to the Discount Directory in its Web site. Student Advantage seeks monetary damages and equitable relief, including a preliminary and permanent injunction. As part of its response, CollegeClub.com has filed counterclaims against Student Advantage alleging similar conduct on the part of Student Advantage. CollegeClub.com seeks monetary damages and equitable relief, including injunctive relief. Student Advantage plans to vigorously oppose the counterclaims alleged by CollegeClub.com and believes it has meritorious defenses to each such counterclaim.

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

OVERVIEW

     We are dedicated to serving the needs of college students through our leading membership program and Web site. We provide college students with discounts on a broad range of products and services nationwide through the Student Advantage membership program, as well as our Web site and magazine. We also offers marketing services to corporations seeking to communicate effectively with the college student market. Through our FANSonly Network, FANSonly.com, we provide sports fans with comprehensive online information and analysis on college sports.

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

     Our revenue is generated from subscription revenue and other revenue. Subscription revenue is derived from membership sales. Memberships are sold in three different ways. Most are sold to AT&T and distributed in conjunction with an AT&T calling card. The membership cards associated with these membership sales are co-branded and serve as both the Student Advantage membership identification card and an AT&T calling card. In certain cases, renewal of a co-branded membership card is subject to a minimum level of usage of AT&T services during the prior twelve months. We earn a fee from AT&T for each of these memberships, with a current minimum commitment by AT&T to purchase at least 1.25 million memberships per academic year. During 1997 and 1998 and the three and nine months ended September 30, 1999, AT&T accounted for approximately 77%, 95%, 94% and 94% of subscription revenue, respectively. Memberships are also sold by Student Advantage to colleges, universities and university organizations for distribution free of charge to students. In the 1998-1999 academic year, five colleges, universities and university organizations acquired memberships for distribution free of charge to students. In addition, Student Advantage sells memberships directly to students for a membership fee that is currently $20 per year. Subscription revenue is recognized ratably from the date of subscription to the end of the annual membership period, which ends on August 31 of each year.

     Other revenue includes advertising, marketing service and commerce revenue. Advertising revenue consists primarily of fees for advertisements placed in SAM, the Student Advantage magazine, sponsorship fees paid by vendors for inclusion in the member guide, a list of participating merchants, and fees for banner advertisements and sponsorships on our Web site. Marketing services revenue is derived primarily from providing tailored marketing services to businesses seeking to market their products and services to college students. These services include organizing and executing marketing tours that travel to college campuses, staffing tables in college locations to solicit potential student customers on behalf of businesses and providing media planning and placement. Commerce revenue includes primarily transaction-based fees earned for reselling products and services on behalf of other businesses. To date, commerce revenue has included primarily fees that we receive from AT&T for obtaining completed applications from students for AT&T calling cards and the resale of Eurail passes. In connection with each application accepted by AT&T, we also earn membership fees that are included in subscription revenue.

     In December 1997, we completed our acquisition of The Main Quad, Inc. which owned and operated Web sites focused on providing content for students. We acquired substantially all the assets of The Main Quad for $272,000 and the issuance of 1,417,720 shares of common stock. In January 1998, we completed our acquisition of Collegiate Advantage, Inc., a provider of marketing and promotional services to businesses targeting college students. We acquired substantially all the assets of Collegiate Advantage for $651,000 and the assumption of $275,000 in liabilities. We are also required to make payments totaling $715,000 to Collegiate

Advantage in three installments ending on January 31, 2001. As of September 30, 1999, a $325,000 payment remained outstanding. These acquisitions were accounted for under the purchase method of accounting, and the results of operations of each of the acquired companies have been included in our financial statements since their respective dates of acquisition. Goodwill and other intangible assets in the aggregate amount of $1.4 million were recorded in connection with these and other acquisitions and are being amortized over the economic lives of the related assets, ranging from two to five years.

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

     On June 18, 1999, we acquired all of the outstanding capital stock of UNI in exchange for 2,439,680 shares of our common stock and the conversion of all UNI outstanding common stock options for options to purchase a total of 62,922 shares of our common stock. University Netcasting is a leading operator of official athletic Web sites for colleges, universities and college sports associations. Through its FANSonly Network, FANSonly.com, University Netcasting provides sports fans with comprehensive online information and analysis on college sports. This acquisition was accounted for using the pooling-of-interests method and, accordingly, the historic consolidated financial statements of Student Advantage prior to the acquisition have been restated to reflect the financial position, results of operations and cash flows of UNI.

     On June 23, 1999, we completed an initial public offering ("IPO") of 6,000,000 shares of our common stock resulting in net proceeds to us of approximately $44.6 million. Upon closing of the IPO, each outstanding share of redeemable convertible preferred stock converted into shares of common stock at a three to one ratio. On July 21, 1999 an additional 900,000 shares of common stock were issued by the Company as a result of the full exercise of the underwriters' over-allotment option. The Company received additional net proceeds of $6.7 million as a result of the exercise.

     In the future we may pursue additional acquisitions to obtain complementary products, services and technologies. There are no assurances that the acquisitions we have already completed, or any acquisitions that we may complete in the future, will produce the anticipated revenue, earnings or business synergies.

     We recorded deferred compensation of $4.2 million in the year ended December 31, 1998 and $228,000 in the first nine months of 1999, representing the difference between the exercise price of stock options granted and the fair market value of the underlying common stock at the date of grant. The difference is recorded as a reduction of stockholders' equity and is being amortized over the vesting period of the applicable options, typically four years. Of the total deferred compensation amount, $808,000 had been amortized as of December 31, 1998 and an additional $836,000 had been amortized in the nine months ended September 30, 1999. The amortization of deferred compensation is recorded as an operating expense.

     We have experienced substantial net losses since 1996 and, as of September 30, 1999, had an accumulated deficit of $39.5 million. We expect to maintain or increase our expenditures in all areas in order to execute our business plan. As a result, we believe that we will continue to incur operating losses and negative cash flows from operations for the foreseeable future and that the rate at which such losses will be incurred may increase from current levels.

     We do not believe that we have any material market risk exposure with respect to derivative or other financial instruments.

SUBSEQUENT EVENTS

     VOICE FX CORPORATION. On October 7, 1999, Student Advantage acquired Voice FX Corporation, a leading provider of Internet and Interactive Voice Response
(IVR) services to college and university registrars. In connection with the acquisition, Student Advantage paid approximately $1.1 million in cash issued 430,082 shares of Student Advantage common stock and agreed to assume all outstanding options to purchase Voice FX common stock through issuing 59,687 options to purchase common stock. The acquisition has been accounted for under the purchase method of accounting and the results of operations will be included in Student Advantage's results of operations beginning on the acquisition date.

     Goodwill and other intangible assets in the aggregate amount of $6.3 million will be recorded in connection with the acquisition and will be amortized on a straight-line basis over expected useful lives of between three and five years.

     EDU.COM, INC. On November 12, 1999 Student Advantage made an equity investment in edu.com, Inc., a privately held internet-commerce company. Student Advantage paid approximately $4.3 million in exchange for approximately 922,000 shares of Series B preferred stock. Student Advantage is accounting for its investment in edu.com on the cost basis of accounting. Additionally, Student Advantage entered into a two year marketing and distribution agreement with edu.com. The terms of this agreement provide, among other things, that edu.com will become Student Advantage's exclusive technology e-commerce partner and rewards program provider, the parties will pursue certain promotional initiatives on each other's behalf, and edu.com will make certain payments to Student Advantage including $2.0 million payable over the term of the agreement.

RESULTS OF OPERATIONS

     The following table sets forth results of operations data for Student Advantage as a percentage of total revenue for the periods presented:

                                            THREE MONTHS                     NINE MONTHS
                                                ENDED                            ENDED
                                             SEPTEMBER 30,                   SEPTEMBER 30,
                                     ----------------------------     --------------------------
                                         1999            1998            1999            1998
                                     -----------      -----------     -----------    -----------
                                     (UNAUDITED)      (UNAUDITED)     (UNAUDITED)    (UNAUDITED)
Revenue
  Subscription..................          25%             29%             34%             43%
  Other.........................          75%             71%             66%             57%
                                        ----            ----            ----            ----
     Total revenue..............         100%            100%            100%            100%
                                        ----            ----            ----            ----

Costs and expenses
  Cost of subscription revenue..          14%             15%             11%             12%
  Cost of other revenue.........          47%             27%             49%             31%
  Product development...........          39%             19%             34%             26%
  Sales and marketing...........          36%             34%             44%             36%
  General and administrative....          21%             22%             34%             24%
  Depreciation and
   amortization.................           5%              5%              6%              8%
  Stock-based compensation......           3%              0%              5%              0%
                                        ----            ----            ----            ----
     Total costs and expenses...         165%            122%            183%            137%
                                        ----            ----            ----            ----
Loss from operations............         (65%)           (22%)           (83%)           (37%)
Interest income (expense), net..           7%              0%              4%              0%
                                        ----            ----            ----            ----
Net loss........................         (58%)           (22%)           (79%)           (37%)
                                        ====            ====            ====            ====

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

COMPARISON OF QUARTER ENDED SEPTEMBER 30, 1999 WITH QUARTER ENDED SEPTEMBER 30, 1998

     Revenue. Total revenues increased to $8.6 million for the third quarter of 1999 from $6.4 million for the third quarter of 1998, primarily due to an increase in other revenue of $1.9 million. The increase in other revenue was primarily due to $1.0 million related to a new agreement entered into with AT&T to provide strategic development, management and execution of AT&T's on-campus marketing initiatives, which was not in effect in the third quarter of 1998. Another contributing factor was an increase in other marketing services revenue of $1.3 million primarily attributable to both the Company's acquisition of the Travel Holding Group, LLC on April 1, 1999, and the signing of several marketing services contracts not in effect in the third quarter of 1998.

     AT&T accounted for approximately 62% and 73% of total revenue for the third quarter of 1999 and the third quarter of 1998, respectively. Additionally, AT&T accounted for approximately 94% and 93% of subscription revenue and 51% and 65% of other revenue for the third quarter of 1999 and the third quarter of 1998, respectively. One other customer accounted for approximately 11% and 0% of total revenue and 15% and 0% of other revenue for the third quarter of 1999 and the third quarter of 1998, respectively.

     Cost of Subscription Revenue. Cost of subscription revenue consists of the costs associated with the fulfillment of membership subscriptions and customer service. Cost of subscription revenue increased to $1.2 million in the third quarter of 1999 from $1.0 million in the third quarter of 1998, due primarily to an increased number of membership renewals fulfilled for the new academic school year in the third quarter of 1999 over the renewal base in the third quarter of 1998.

     Cost of Other Revenue. Cost of other revenue consists of the cost of advertising, marketing services and commerce. Advertising costs include production and mailing costs for the magazine, as well as costs incurred for the Student Advantage Web site. It also includes royalties paid to organizations, primarily colleges, universities and athletic associations for the use of organizational information and indicia (name and logo), and for supplying sports activity content for the Company to include in the FANSonly.com web sites. Marketing services costs include the direct and indirect costs associated with planning and implementing events and promotions, media placement and other marketing services. Commerce costs include personnel-related costs associated primarily with acquiring calling card customers for AT&T and costs associated with the sale of Eurail passes. Cost of other revenue increased to $4.1 million in the third quarter of 1999 from $1.8 million in the third quarter of 1998. This increase is due primarily to costs incurred in connection with new marketing services contracts entered into in 1999. Costs incurred by The Travel Holding Group and The Campus Agency businesses, which were both acquired by Student Advantage, Inc. during the second quarter of 1999, also contributed to the increase. Additionally, costs incurred for an issue of Student Advantage magazine, which was not launched until the fourth quarter of 1998, contributed to the increase.

     Product Development. Product development expenses consist primarily of personnel-related and consulting costs associated with the development and enhancement of membership products, which include the Student Advantage membership card, the Student Advantage magazine, and the studentadvantage.com and FANSonly.com Web sites. Product development expenses increased to $3.4 million in the third quarter of 1999 from $1.2 million in the third quarter of 1998. The increase is primarily due to approximately $1.4 million incurred in connection with the re-launch of studentadvantage.com and with development of our customer database, as well as additional personnel-related costs.

     Sales and Marketing. Sales and marketing expenses consist primarily of personnel and other costs related to our sales and marketing programs. These expenses increased to $3.1 million in the third quarter of 1999 from $2.2 million in the third quarter of 1998. The increase in sales and marketing expenses was due, in large part, to increased expenditures related to building brand awareness, expanding and servicing the customer base of partners, selling more online advertising, and supporting the marketing services business. In connection with the Lycos, Inc. marketing agreement entered into in the third quarter of 1999, we recorded a warrant valued at $2.2 million. Of this amount, $220,000 was amortized to sales and marketing expense in the third quarter of 1999. The remainder is being amortized on a straight line basis over the remaining term of the agreement.

     General and Administrative. General and administrative expenses consist primarily of costs related to general corporate functions, including executive management, finance, human resources, facilities, accounting and legal. General and administrative expenses increased to $1.8 million in the third quarter of 1999 from $1.4 million in the third quarter of 1998. The increase in general and administrative expenses is primarily due to higher facilities, legal, accounting and personnel related costs.

     Depreciation and Amortization. Depreciation and amortization expenses increased to $392,000 in the third quarter of 1999 from $335,000 in the third quarter of 1998. Amortization expense decreased as a result of certain intangible assets becoming completely amortized during the second quarter of 1999. Depreciation expense increased primarily as a result of fixed asset purchases during 1999.

     Stock-Based Compensation. We recorded deferred compensation of $4.2 million in the year ended December 31, 1998, an additional $228,000 in the first quarter of 1999, and none in the second and third quarters of 1999 in connection with the issuance of stock options. Of this amount, $1.7 million has been amortized to expense to date, of which $282,000 was recorded as an expense in the third quarter of 1999. The remainder is being amortized over the remaining vesting period of the individual options.

     Interest Income (Expense), Net. Interest income (expense), net includes interest income from cash balances and interest expense related to Student Advantage's financing obligations. Interest income (expense), net increased to income of $637,000 in the third quarter of 1999 from an expense of $10,000 in the third quarter of 1998. The increase is a result of interest income earned on higher average cash and cash equivalents balances during the third quarter of 1999 compared to that of the third quarter of 1998. Borrowings under a line of credit were $0 and $1.3 million at September 30, 1999 and September 30, 1998, respectively.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1999 WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1998


     Revenue. Total revenues increased to $18.3 million for the nine months ended September 30, 1999 from $13.7 million for the nine months ended September 30, 1998. This increase was due primarily to an increase in other revenue to $12.1 million in the nine months ended September 30, 1999, from $7.8 million for the nine months ended September 30, 1998. The increase in other revenue was primarily due to $1.4 million related to a new agreement entered into with AT&T to provide strategic development, management and execution of AT&T's on-campus marketing initiatives, which was not in effect in the first nine months of 1998. Additionally, the AT&T marketing agreement was not in effect until the third quarter of 1998. Other factors contributing to the increase were web advertising revenue, advertising revenue from three issues of Student Advantage magazine which had not yet been published in the first three quarters of 1998, revenue from the sale of Eurail passes as a result of the Company's acquisition of The Travel Holding Group business on April 1, 1999 and revenue as a result of the Company's acquisition of The Campus Agency business on April 1, 1999. Marketing services revenue increased primarily due to the signing of several contracts not in effect in the third quarter of 1998 and was offset, in part, by the expiration of a contract which was in effect during the first quarter of 1998.

     AT&T accounted for approximately 60% and 62% of total revenue for the nine months ended September 30, 1999 and the nine months ended September 30, 1998, respectively. Additionally, AT&T accounted for approximately 94% and 95% of subscription revenue and 42% and 38% of other revenue for the nine months ended September 30, 1999 and the nine months ended September 30, 1998, respectively. No other single customer accounted for 10% or more of total revenues for the nine months ended September 30, 1999 or the nine months ended September 30, 1998, respectively.

     Cost of Subscription Revenue. Cost of subscription revenue increased to $2.0 million for the nine months ended September 30, 1999 from $1.7 million for the nine months ended September 30, 1998, due primarily to an increase in costs related to the fulfillment of our membership subscriptions.

     Cost of Other Revenue. Cost of other revenue increased to $8.9 million for the nine months ended September 30, 1999 from $4.3 million for the nine months ended September 30, 1998. This increase is due primarily to an increase of $1.6 million in costs associated with the Student Advantage magazine, of which three issues were distributed during the nine months ended September 30, 1999 and no issues were distributed during the same period in 1998. The acquisitions of The Travel Holding Group and The Campus Agency businesses during the nine months ended September 30, 1999 contributed $1.4 million in expense. Additionally, costs associated with providing services relating to an AT&T on-campus marketing program and the AT&T marketing agreement, the latter of which was first incurred in the third quarter of 1998, contributed to the increase. Other increases in marketing services expenses primarily attributable to the signing of several contracts not in effect in the first nine months of 1998 were offset, in part, by the expiration of a contract which was in effect during the first quarter of 1998.

     Product Development. Product development expenses increased to $6.2 million for the nine months ended September 30, 1999 from $3.5 million for the nine months ended September 30, 1998. The increase is primarily due to $1.4 million incurred in connection with the re-launch of studentadvantage.com and the development of our customer database, as well as additional personnel related costs.

     Sales and Marketing. Sales and marketing expenses increased to $8.1 million for the nine months ended September 30, 1999 from $4.9 million for the nine months ended September 30, 1998. The increase in sales and marketing expenses was due, in large part, to increased expenditures related to building brand awareness, expanding and servicing the customer base of partners, selling more online advertising, and supporting the marketing services business. In addition, in connection with the Lycos, Inc. marketing agreement entered into in the third quarter of 1999, we recorded a warrant valued at $2.2 million. Of this amount, $220,000 was amortized to sales and marketing expense in the nine months ended September 30, 1999. The remainder is being amortized on a straight line basis over the remaining term of the agreement.

     General and Administrative. General and administrative expenses increased to $6.2 million for the nine months ended September 30, 1999 from $3.3 million for the nine months ended September 30, 1998. The increase in general and administrative expenses is primarily due to acquisition costs of $1.3 million related to the acquisitions of University Netcasting, Inc. and Transaction Service Providers, Inc., and increases in facilities, legal, accounting and personnel related costs.

     Depreciation and Amortization. Depreciation and amortization expenses remained virtually unchanged at $1.1 million for the nine months ended September 30, 1999 and the nine months ended September 30, 1998. Decreases in amortization expense as a result of certain intangible assets becoming completely amortized during the first nine months of 1999, were offset by increases in depreciation expense as a result of fixed asset purchases during 1999.

     Stock-Based Compensation. We recorded deferred compensation of $4.2 million in the year ended December 31, 1998 and an additional $228,000 for the nine months ended September 30, 1999. Of this amount, $1.7 million has been amortized to expense to date, of which $836,000 is being recorded as an expense in the nine months ended September 30, 1999. The remainder is being amortized over the remaining vesting period of the individual options.

     Interest Income (Expense), Net. Interest income (expense), net increased to $760,000 for the nine months ended September 30, 1999 from $65,000 for the nine months ended September 30, 1998. The increase is a result of interest income earned on higher average cash and cash equivalents balance during the nine months ended September 30, 1999 compared to that of the nine months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Student Advantage has financed its operations primarily through the private and public placement of securities, cash from operations, borrowings under its credit facilities and loans from LLC members. In October 1998, Student Advantage completed a private placement of equity securities to new investors and received $9.9 million in net proceeds. In June 1999 the Company completed its initial public offering selling 6.0 million shares and raising $44.6 million, net of offering costs. On July 21, 1999 an additional 900,000 shares were issued by Student Advantage as a result of the full exercise of the underwriters' over-allotment option, resulting in additional net proceeds of $6.7 million. As of September 30, 1999, Student Advantage had $42.2 million in cash and cash equivalents and marketable securities.

     Net cash used for operating activities was $13.3 million for the first nine months of 1999 and $5.3 million for the first nine months of 1998. The net cash used in the first nine months of 1999 was primarily a result of a net loss of $14.2 million, an increase in accounts receivable of $3.3 million, an increase in prepaid expenses and other current assets of $1.9 million, offset by an increase in accrued expenses of $2.1 million and an increase in deferred revenue and advanced payments of $1.2 million. Net cash used for operations for 1998 resulted primarily from a net loss of $5.1 million and an increase in accounts receivable of $5.0 million in 1998. The increase was partially offset by the timing of payments of accounts payable and accrued expenses and an increase in deferred revenue and advanced payments of $1.2 million. Deferred revenue represents primarily payments for membership fees not yet recognized as revenue and advance payments for purchases of memberships and other services.

     Net cash used for investing activities was $38.0 million in the first nine months of 1999 and $1.8 million in the first nine months of 1998. The net cash used for investing activities in the first nine months of 1999 was primarily due to the purchase of marketable securities of $35.3 million, the acquisitions of the Travel Holdings Group, The Rail Connection, Mentor Interactive and the settlement of a purchase contingency related to the acquisition of Collegiate Advantage. The net cash used for investing activities in 1998 was due primarily to the purchase of fixed assets and the acquisition of Collegiate Advantage.

     Net cash provided by financing activities was $50.5 million in the first nine months of 1999 and $3.0 million in the first nine months of 1998. The net cash provided by financing activities in the first nine months of 1999 was primarily the result of net cash proceeds of $43.3 million from the sale of shares of Student Advantage common stock related to the initial public offering and $6.7 million in net proceeds as a result of the exercise of the underwriters' over allotment option. The increase in 1998 was primarily due to net cash proceeds of $2.0 million from the sale of shares of Student Advantage preferred stock, $1.2 million related to borrowings under the Company's line of credit, $1.5 million related to borrowings from a related party and other equity transactions related to the acquisition of businesses and the issuance of stock for services, partially offset by a distribution of $1.0 million to LLC members.

     Student Advantage has a $2.75 million bank line of credit and equipment lease credit facility, which expires on June 30, 2000. The line of credit bears interest at a rate of LIBOR plus 2% or the bank's base rate. The line of credit and equipment lease credit facility are secured by all of the assets of Student Advantage. As of September 30, 1999, no amount was outstanding under the line of credit, and no amounts were outstanding under the equipment lease credit facility.

     Student Advantage has experienced a substantial increase in its expenditures consistent with growth in operations and staffing, and anticipates that this will continue for the foreseeable future. Additionally, Student Advantage will continue to evaluate possible acquisitions, investments in businesses, products and technologies, and plans to expand its Web infrastructure, sales and marketing programs and aggressively promote its brand. Student Advantage currently anticipates that its available cash resources will be sufficient to meet its anticipated needs for working capital and capital expenditures for at least the next 12 months.

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

     State of Readiness. Student Advantage does not internally develop a significant amount of software. Student Advantage has made an assessment of the Year 2000 readiness of its operating financial and administrative systems, including the hardware and software that support Student Advantage's systems. Student Advantage's assessment plan consists of:

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

     Student Advantage has completed all phases of the assessment plan. Since third parties developed and currently support many of the systems that we use, a significant part of this effort was to ensure that these third-party systems are Year 2000 compliant. We confirmed this compliance based solely on representations by these third parties of their products' Year 2000 compliance, as well as reviews of Year 2000 readiness documentation from our vendors.

     Costs. To date, Student Advantage has spent an immaterial amount on Year 2000 compliance issues, and does not expect to incur any additional significant amounts identifying, evaluating or addressing year 2000 compliance issues. Most of Student Advantage's expenses have related to, and are expected to continue to relate to, the operating costs associated with time spent by existing employees in the evaluation and planning process and Year 2000 compliance matters.

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

     Contingency Plan. As discussed above, Student Advantage is engaged in an ongoing Year 2000 assessment and has developed contingency plans. The results of Student Advantage's Year 2000 simulation testing and the responses received from third-party vendors and service providers has been taken into account in determining the nature and extent of any contingency plans.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

WE HAVE EXPERIENCED LOSSES IN THE PAST AND EXPECT FUTURE LOSSES

     We have not achieved profitability and expect to continue to incur operating losses for the foreseeable future. We incurred net losses of $6.8 million in 1997, $10.5 million in 1998 and $14.2 million in the first nine months of 1999. As of September 30, 1999, our accumulated deficit was $39.5 million. We expect to continue to incur significant operating and capital expenditures and, as a result, we will need to generate significant revenue to achieve and maintain profitability.

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

WE ARE DEPENDENT UPON AT&T FOR A LARGE PERCENTAGE OF OUR REVENUE AND A DECLINE IN REVENUE FROM AT&T WOULD ADVERSELY AFFECT OUR RESULTS

     We have an exclusive relationship with AT&T through which AT&T pays us for a variety of goods and services, including:

     *    memberships provided free to students with an AT&T calling card,
     *    marketing services,
     * advertising in our media products, such as our Web site and SAM, the Student Advantage magazine, and
     * sponsorship of certain of our products and services, such as the Virtual Backpack.

     In 1997, we derived $2.4 million, or 50%, of our total revenue from AT&T. In 1998, we derived $11.8 million, or 61%, of our total revenue from AT&T. For the nine months ended September 30, 1999, we derived $10.9 million, or 60%, of our total revenue from AT&T. Our relationship with AT&T has accounted for most of our members to date. We obtain these members as a result of AT&T's distribution of free Student Advantage memberships to students who enroll for an AT&T telecommunications service. In addition, most of our commerce revenue is currently attributable to fees that we earn from AT&T for obtaining completed calling card applications from students. There can be no assurance that we will be successful in expanding our membership base independent of our relationship with AT&T.

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

     We recently acquired several businesses, including University Netcasting, Inc., a leading operator of official athletic Web sites for colleges, universities and college sports associations and Voice FX Corporation, a leading provider of Internet and Interactive Voice Response (IVR) services to college and university registrars. Achieving the anticipated benefits of these acquisitions will depend in part upon whether the integration of these businesses is accomplished in an efficient, effective and timely manner. In some cases, the difficulty associated with integrating these businesses may be increased by the necessity of coordinating geographically separated organizations. There can be no assurance that the anticipated benefits of these acquisitions will be achieved.

WE MAY BE UNABLE TO SUCCESSFULLY MANAGE CHANGES IN OUR BUSINESS

     We have experienced a period of significant growth. This growth has placed significant demands on our management and strains on our resources. Revenue increased from approximately $1.8 million in 1996 to $19.4 million in 1998 to $18.3 million in the first nine months of 1999. During that same time period we increased from fewer than 50 to more than 250 employees.

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

OUR CURRENT FINANCIAL AND MANAGEMENT INFORMATION SYSTEMS MAY BE INADEQUATE TO SUPPORT FUTURE OPERATIONS

     We do not expect our current financial and management information systems to be adequate to support our operations in the future. We expect to replace our current accounting system within the next twelve months. If we incur delays or difficulties in implementing an appropriate accounting system, our business could be adversely affected.

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

WE MAY BE SUBJECT TO LITIGATION WHICH COULD HAVE A MATERIAL ADVERSE EFFECT UPON OUR BUSINESS

     The computer industry has been the subject of substantial amounts of litigation regarding intellectual property and contractual rights.
Consequently, there can be no assurance that third parties will not allege claims against the Company with respect to current or future trademarks, advertising or marketing strategies, business processes or other proprietary rights, or that the Company will counterclaim against any such parties in such actions. Any such claims or counterclaims could be time-consuming, result in costly litigation, diversion of management's attention, require the Company to redesign its products or advertising/marketing strategies or require the Company to enter into royalty or licensing agreements, any of which could have a material adverse effect upon the Company's business, results of operations and financial condition. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all.

     On August 3, 1999, Student Advantage, Inc. filed an action in the United States District Court for the Southern District of New York against CollegeClub.com, alleging among other things, that CollegeClub.com has committed false advertising, unfair competition, and tortious interference with contract in connection with, CollegeClub.com's promotion and marketing of its services, including but not limited to the Discount Directory in its Web site. Student Advantage seeks monetary damages and equitable relief, including a preliminary and permanent injunction. As part of its response, CollegeClub.com has filed counterclaims against Student Advantage alleging similar conduct on the part of Student Advantage. CollegeClub.com seeks monetary damages and equitable relief, including injunctive relief. Student Advantage plans to vigorously oppose the counterclaims alleged by CollegeClub.com and believes it has meritorious defenses to each such counterclaim. However, due to the inherently uncertain nature of litigation and the fact that discovery has not yet been completed, we cannot guarantee that we will not suffer an adverse effect in the context of a trial or as a result of a negotiated settlement.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

          The Company does not believe that it has any material market risk exposure with respect to derivatives or other financial instruments.

PART II.  OTHER INFORMATION.

ITEM 1.   LEGAL PROCEEDINGS.

     On August 3, 1999, Student Advantage, Inc. filed an action in the United States District Court for the Southern District of New York against CollegeClub.com, alleging among other things, that CollegeClub.com has committed false advertising, unfair competition, and tortious interference with contract in connection with, CollegeClub.com's promotion and marketing of its services, including but not limited to the Discount Directory in its Web site. Student Advantage seeks monetary damages and equitable relief, including a preliminary and permanent injunction. As part of its response, CollegeClub.com has filed counterclaims against Student Advantage alleging similar conduct on the part of Student Advantage. CollegeClub.com seeks monetary damages and equitable relief, including injunctive relief. Student Advantage plans to vigorously oppose the counterclaims alleged by CollegeClub.com and believes it has meritorious defenses to each such counterclaim.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

     The effective date of the Company's first registration statement, filed on Form S-1 under the Securities Act of 1933 (File No. 333-75807) relating to Company's initial public offering of its Common Stock, was June 17, 1999. A total of 6,000,000 shares of the Company's Common Stock were sold to an underwriting syndicate. The managing underwriters were BancBoston Robertson Stevens, Prudential Securities, Volpe Brown Whelan & Company and Wit Capital Corporation. The offering commenced and completed on June 17, 1999, at an initial public offering price of $8.00 per share. The initial public offering resulted in gross proceeds of $48.0 million, $3.4 million of which was applied to the underwriting discount and $1.4 million of which was applied to related expenses. As a result, net proceeds of the offering to the Company were approximately $43.0 million. From the date of receipt through September 30, 1999, approximately $2.5 million of the net proceeds of the Company's initial public offering was used to pay off our line of credit, $1.3 million was used to pay acquisition expenses related to the University Netcasting acquisition and other expenses related to the offering and $342,000 million was used to purchase fixed assets. None of the net proceeds of the offering were paid by the Company, directly or indirectly, to any director, officer or general partner of the Company or any of their associates, or to any persons owning ten percent or more of any class of the Company's equity securities, or any affiliates of the Company.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) EXHIBITS

          27  Financial Data Schedule

          (b) The Company filed a Current Report on Form 8-K on July 1, 1999.

SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Student Advantage, Inc.


                                (Registrant)





Dated: November 15, 1999        By: /s/ Christopher B. Andrews
                                ------------------------------------------------
                                Christopher B. Andrews, Vice President, Finance
                                   and Administration and Chief Financial
                                   Officer
                                   (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


         Exhibits
         --------

            27       Financial Data Schedule