Form 10-K
period 1999-12-31
STUDENT ADVANTAGE INC
filed 2000-03-30
CIK 1073508

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
(MARK ONE)     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 0-26074

                            STUDENT ADVANTAGE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                                           04-3263743
          (State or other jurisdiction of                            (I.R.S. Employer
          Incorporation or organization)                            Identification No.)

                               280 SUMMER STREET
                          BOSTON, MASSACHUSETTS 02210
          (Address of principal executive offices, including zip code)

                                 (617) 912-2000
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK, $0.01 PAR VALUE
                                (Title of class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Common Stock held by non-affiliates of the Registrant on February 29, 2000, based upon the closing sale price of the Common Stock on the Nasdaq National Market on that date as reported in The Wall Street Journal, was $15.50. On that date, the number of shares of Common Stock outstanding was 35,563,155 and no shares were held as treasury shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement for its Annual Meeting of Stockholders for the year ended December 31, 1999, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year, are incorporated by reference into Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            STUDENT ADVANTAGE, INC.
                                   FORM 10-K

                               TABLE OF CONTENTS

PART I

Item 1.   Business....................................................    1
Item 2.   Properties..................................................   13
Item 3.   Legal Proceedings...........................................   13
Item 4.   Submission of Matters to a Vote of Securities Holders.......   13
PART II
Item 5.   Market for the Registrant's Common Equity and Related          15
          Stockholder Matters.........................................
Item 6.   Selected Consolidated Financial Data........................   15
Item 7.   Management's Discussion and Analysis of Financial Condition    17
          and Results of Operations...................................
Item 7A.  Quantitative and Qualitative Disclosures About Market          33
          Risk........................................................
Item 8.   Financial Statements and Supplementary Data.................   34
Item 9.   Changes in and Disagreements with Accountants on Accounting    54
          and Financial Disclosure....................................
PART III
Item 10.  Directors and Executive Officers of the Registrant..........   54
Item 11.  Executive Compensation......................................   54
Item 12.  Security Ownership of Certain Beneficial Owners and            54
          Management..................................................
Item 13.  Certain Relationships and Related Transactions..............   54
PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form   55
          8-K.........................................................
                                                                         56
          Signatures..................................................

                                     PART I
               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements. Any statements contained herein (including without limitation statements to the effect that the Company or its management "believes," "expects," "anticipates," "plans," and similar expressions) that relate to future events or conditions should be considered forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Results." Discussions containing forward looking statements may be found in the materials set forth under "Item 1. Business", "Item 2. Facilities" and incorporated by reference in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1. BUSINESS

GENERAL

     Student Advantage, Inc. is dedicated to serving the needs of college students through our leading membership program and our network of web sites, including studentadvantage.com, FANSonly.com and UWIRE.com. With our national fee-based membership program, we have created a community of over 1,300,000 student members who receive benefits including ongoing discounts on products and services offered by over 50 national sponsors and 15,000 participating locations in 125 local markets. Discounts are made available to students both through our studentadvantage.com web site and at sponsors' retail locations. Student Advantage offers the only ongoing discount available to college students for the products and services of many of our sponsors. We seek to enhance our brand online and provide additional services to our members, sponsors and colleges with the objective of becoming the leading online network of web sites for students. Our network of web sites currently offers content, community and e-commerce targeted to college students.

     Student Advantage began operations in 1992 as a sole proprietorship, converted to a general partnership in 1995, converted to a Delaware limited liability company in 1996, and became a Delaware corporation in 1998. Student Advantage's principal executive offices are located at 280 Summer Street, Boston, Massachusetts 02210, and its telephone number is (617) 912-2000.

     On April 1, 1999, Student Advantage completed its acquisitions of The Travel Holding Group, LLC and The Campus Agency, LLC. The Campus Agency provides media planning and strategy consulting services to the U.S. student travel market. The Travel Holding Group is a reseller of Eurail passes. We acquired substantially all of the assets of The Campus Agency and The Travel Holding Group for a promissory note in the amount of $330,000.

     On May 27, 1999, we acquired substantially all of the assets of Mentor Interactive Corp., a provider of internet-based research tools and related materials, in exchange for 18,056 shares of common stock and a warrant to purchase 24,000 shares of common stock at a purchase price of $11.08 per share with an aggregate estimated fair value of approximately $300,000.

     On June 11, 1999, we acquired Transaction Service Providers, Inc., a provider of ID card services to college students and local merchants, in a transaction accounted for as a pooling of interests. Because the historical results of operations and financial position of Transaction Services Providers were immaterial to Student Advantage, prior period financial statements have not been restated and Transaction Service Providers' results of operations have been included in our results as of April 1, 1999. In connection with the acquisition, we issued 195,000 shares of common stock to the stockholders of Transaction Service Providers.

     On June 18, 1999, we acquired University Netcasting, Inc., an operator of official athletic web sites for colleges, universities and college sports associations, in a transaction accounted for as a pooling of interests. In connection with the acquisition, we issued 2,425,610 shares of our common stock and options to purchase a total of 66,634 shares of our common stock. The historical consolidated financial statements of Student Advantage prior to the acquisition have been restated to reflect the financial position, results of operations and cash flows of University Netcasting.

     On October 7, 1999, we acquired Voice FX Corporation, a provider of internet and interactive voice response services to colleges and universities. In connection with the acquisition, we paid approximately $1.1 million in cash, issued 430,082 shares of our common stock and assumed options to purchase a total of 59,687 shares of our common stock. The acquisition has been accounted for under the purchase method of accounting and the results of operations have been included in our results of operations beginning on the acquisition date.

     On June 23, 1999, we completed an initial public offering of 6,000,000 shares of our common stock resulting in proceeds to us of approximately $44.6 million. On July 21, 1999, we issued an additional 900,000 shares of common stock as a result of the full exercise of the underwriters' over-allotment option and received additional proceeds of approximately $6.7 million.

     In July 1999, we entered into a marketing agreement with Lycos, Inc. In connection with the transaction, Lycos was granted a warrant to purchase 550,000 shares of our common stock at a price of $10.875 per share. The Lycos warrant terminates on July 21, 2002 and is exercisable on or after July 21, 2000.

     On November 12, 1999, Student Advantage made an equity investment in edu.com, Inc., a privately held e-commerce company. We paid approximately $4.3 million in cash for approximately 922,000 shares of Series B preferred stock of edu.com. Additionally, we entered into a two-year marketing and distribution agreement with edu.com. The agreement provides, among other things, that edu.com will become Student Advantage's exclusive technology e-commerce partner and rewards program provider, that the parties will pursue certain promotional initiatives on each other's behalf, and that edu.com will make certain payments to Student Advantage, including $2.0 million payable over the term of the agreement. On January 14, 2000, we made an additional investment of approximately $1.0 million in cash for approximately 217,000 shares of series B preferred stock of edu.com.

     "Student Advantage", "U-WIRE", "FANSonly", "Rail Connection", "Campus Direct", "Student Advantage Cash" and "Voice FX" are trademarks and service marks of Student Advantage. All other trademarks, service marks or trade names referred to in this prospectus are the property of their respective owners.

INDUSTRY BACKGROUND

     College students represent a large audience with needs and interests that are specific to their group. These students are exposed, often for the first time, to lifestyle decisions and other challenges unique to the college experience. With so many new experiences to manage, these students seek information and guidance from a trusted resource able to assist them in matters such as:

     - purchasing and budgeting decisions,

     - selecting a major or a career, or finding a job,

     - conducting academic research,

     - making lifestyle and extracurricular decisions,

     - finding economical travel arrangements for breaks or holidays, and

     - understanding financial aid alternatives.

     To meet the needs of this audience, businesses are offering an increasing variety of products and services designed to capture their interest. College students represent an attractive market opportunity for businesses because of their significant spending power and their tendency to retain brand loyalties after graduation.

According to Student Monitor LLC, a market research company, total discretionary spending by college students in the 1997-1998 academic year exceeded $105 billion. In the United States, there are over 15 million full-time and part-time undergraduate and graduate students at more than 3,500 university and college campuses. The college student population is also expected to grow as there are currently 40 million children and young adults from ages 10 to 19.

     Businesses have recognized the importance of college students and have dedicated significant advertising and marketing expenditures towards this group. However, college students have been difficult to reach in a targeted fashion because:

     - they are transient, frequently changing their addresses,

     - the college student population has significant turnover,

     - colleges are increasingly seeking to limit direct marketing to students on campus, and

     - few national advertising vehicles are directed toward the college student population.

     The internet has emerged as an attractive medium for advertisers because it offers a level of targetability, flexibility, interactivity and measureability not available in traditional media. College students are active users of the internet, highly computer literate and active in e-commerce. According to Student Monitor, 90% of students use the internet and 52% of these students use the internet at least daily. Student Monitor estimates that in 1998, 21% of students made online purchases representing $890 million in e-commerce. According to Jupiter Communications, students will spend close to $2.6 billion through e-commerce by the year 2002.

     Student Advantage believes that businesses are seeking a nationally-focused vehicle for targeting the attractive college demographic. Many businesses that have tried to target college students have been unsuccessful, due to the inherent difficulties in reaching this group. Marketing organizations seeking to help businesses reach this market have had only limited success because they are either restricted in their geographic scope or are not able to offer a wide range of services and channels to reach students.

     Furthermore, Student Advantage believes that while the internet creates an opportunity to reach targeted audiences, it has not been used effectively to target college students. The major internet navigational portal sites are generally designed to appeal to a broad audience. These portals do not focus on the issues that are relevant to college students, such as financial and budgeting assistance, economical travel, lifestyle decisions and careers. Student Advantage believes that there is a need for a comprehensive student destination focused on the specific requirements of students for information, guidance, commerce and other services.

THE STUDENT ADVANTAGE SOLUTION

     Student Advantage is a leading resource and trusted advocate dedicated to serving the needs of college students both online and offline. As a result, we are positioned to serve as a point of access to this market. Through our national membership program and our network of web sites, we have created a community of over 1,300,000 college student members who receive benefits including ongoing discounts on products and services offered by over 50 national sponsors and 15,000 participating locations in 125 local markets.

     Student Advantage has created a comprehensive online destination for college students, studentadvantage.com, as well as additional online content destinations focused on addressing specific needs of college students, including the FANSonly official college and university athletic sites and the U-WIRE college and university newspaper site.

     College students can join the Student Advantage membership program:

     - by obtaining, free of charge subject to credit approval by AT&T, a co-branded card that serves as both a Student Advantage membership identification card and an AT&T calling card;

     - through programs under which certain universities, colleges or university organizations or other sponsors purchase memberships in bulk for distribution free of charge to their students; or

     - by paying an annual membership fee of $20.

     While our primary constituency is our student members, we also enable businesses to reach the student market and enable colleges and universities to provide a highly useful resource to students.

     Benefits to Students. Through our network of web sites, including studentadvantage.com, we have created an attractive online destination for students. Our web sites provide content, community and e-commerce focused on addressing the needs of college students. Our web sites offer services and information targeted to college students, including discount purchasing, travel alternatives, college sporting news, career and job searches, lifestyle and extracurricular decisions and financial aid information. Our web sites:

     - enable access to approximately 500 college and university newspapers,

     - offer an e-commerce marketplace,

     - provide online bulletin boards, and

     - include a searchable directory of sponsors that offer discounts for Student Advantage members.

     The Student Advantage Membership Program provides college students with ongoing discounts on products and services from national sponsors including Amtrak, Foot Locker, Greyhound, Staples, Tower Records, textbooks.com and Barnes & Noble College Bookstores. The membership program also enables students to receive discounts for products and services in 125 local markets.

     Student Advantage members also receive a subscription to SAM, Student Advantage Magazine. SAM includes lifestyle and practical content for students and updates on new discounts available to Student Advantage members.

     Benefits to Sponsors. We provide a platform for our sponsors to market their products and services to a large, demographically attractive market. Student Advantage appeals to sponsors and advertisers because it combines:

     - a large and attractive demographic group,

     - database marketing capabilities,

     - a trusted brand,

     - program usage tracking,

     - quality online and offline content, and

     - community interaction.

     By maintaining contact with students throughout their college experience and by establishing relationships with universities, we also benefit businesses by allowing targeted and continued access for advertising and marketing efforts. In addition, businesses that offer products and services through Student Advantage benefit by being associated with the Student Advantage brand.

     Sponsors also benefit from our direct marketing knowledge and the expertise of our management team in designing and implementing effective marketing techniques to reach college students. AT&T, for example, utilizes Student Advantage for a variety of marketing programs, primarily to increase the number of students carrying AT&T calling cards.

     We maintain ten regional offices throughout the United States in order to more effectively reach students and provide services in local markets. These offices, which are managed by our headquarters in Boston, provide us with a broad geographical presence and enable us to implement effective nationwide marketing programs.

     Benefits to Colleges and Universities. In partnership with Student Advantage, colleges and universities can generate goodwill with students and help reduce the cost of student life by making the Student Advantage membership program readily available to students. Colleges, universities and university organizations can endorse the membership program, co-market with us and share in associated revenues. Schools can also purchase memberships in bulk and offer them to their students free of charge.

     Colleges and universities are seeking to enhance their service offerings to students and obtain additional revenue streams. Through growth of our existing product and service offerings and through our recent acquisitions of University Netcasting, Transaction Service Providers and Voice FX (Campus Direct), Student Advantage is able to provide a college or university with revenue opportunities and student services, including:

     - operation of a college, university or college sport association's official athletic web site, including content, community and e-commerce offerings,

     - management of a college's or university's card programs, and

     - technology solutions that enable students and alumni to access or request academic information online and by telephone from university registrars, including grades, financial aid status and transcripts.

STRATEGY

     Our objective is to be the leading online and offline resource for college students. We intend to broaden and deepen our relationship with students by serving the needs of our three key constituencies -- students, businesses and schools. The key elements of our strategy include the following:

     Strengthen Online Destination for Students. We believe that our existing base of over 1,300,000 members provides a platform for building the leading online destination for students. Our goal is to establish our network of web sites, as the primary vehicle for delivery of products and services to students. We believe that the internet is ideally suited for providing products and services and is a natural extension of our current business. Our web sites currently offer content, community and e-commerce services targeted specifically to college students. The web sites also allow students to enroll in our membership program, receive customer service and search our directory of national and local sponsors that offer discounts. We intend to enhance our online offerings by making additional content available and by expanding our e-commerce marketplace with additional sponsors.

     Continue to Build Brand. We believe that building our brand is critical to attracting and expanding our membership and internet user base. Our market leadership position has been driven by our membership program and by partnering with leading national and local sponsors and universities. We believe that aggressive brand-building will become increasingly important to sustain our leadership position. We have started to allocate some of our branding expenditures toward online branding through partnerships and distribution agreements with leading internet-based companies and strategic alliances with leading advertisers. We will also continue to enhance our offline branding both directly and through co-marketing arrangements with our sponsors. Student Advantage believes that it can build online brand awareness and attract traffic by utilizing the reach of its student membership base.

     Aggressively Grow Membership. We intend to continue to grow our membership through a variety of initiatives including:

     - increasing the rate of new memberships through our web site by promoting online membership sales and by increasing the number of e-commerce sponsors to attract web site visitors,

     - increasing our number of corporate sponsors,

     - expanding our on-campus tabling and marketing services,

     - providing members-only premium services on our web site by introducing new content and services and transitioning portions of our existing services and content to members-only status,

     - offering our program to high school students and college graduates, and

     - selling memberships in bulk either through corporate sponsorships or directly to universities.

     Enhance Relationships with Students, Businesses and Schools. We intend to continue to enhance our value to students by offering new products and services, including online offerings for content, community and e-commerce. In addition to increasing the number of national and local sponsors, Student Advantage will provide additional services to sponsors, such as visitor tracking and membership data which will allow Student Advantage to better target advertising, make recommendations and provide for a more personalized and engaging experience. Student Advantage will continue to establish and strengthen its relationships with colleges and universities by continuing to provide marketing services and by enabling schools to outsource certain online services.

     Continue to Pursue Strategic Acquisitions and Alliances. Since inception, we have acquired and integrated ten complementary businesses in order to expand and strengthen our offerings to students. We plan to continue to acquire companies, make equity investments or enter into alliances that offer opportunities to increase our online traffic and obtain new technologies.

PRODUCTS AND SERVICES

     We provide college students with discounts on a broad range of products and services through our Student Advantage membership program, as well as valuable resources through our web sites and other student-focused content and services offerings. We also offer marketing services to businesses seeking to effectively communicate with the college student population.

  Student Advantage Membership Program

     Our membership program provides valuable savings opportunities, services and information to college students. As of December 31, 1999, over 1,300,000 students at over 3,000 colleges and universities were members of the Student Advantage Membership Program. Members typically subscribe for one-year memberships that coincide with the academic year. Memberships are sold in three different ways. To date, almost all of our members have received their Student Advantage memberships at no charge from AT&T by either electing to apply for an AT&T calling card in connection with their Student Advantage membership or by receiving a free Student Advantage membership from AT&T. The AT&T/Student Advantage membership cards are co-branded and serve as both a Student Advantage membership identification card and an AT&T calling card. Memberships are also sold to colleges, universities, university organizations and other sponsors for distribution free of charge to students. In addition, students may purchase memberships directly from Student Advantage for a membership fee that is currently $20 per year.

     Upon enrollment, Student Advantage members receive a Student Advantage membership identification card and a member guide describing the program and its benefits. By presenting the Student Advantage card at participating retail locations, or by providing their membership number online, Student Advantage members receive attractive discounts throughout the year for products and services from both national and local sponsors. We receive payments from certain of our national sponsors when Student Advantage members purchase products and services from them. Student Advantage currently offers discounts from over 50 national sponsors and 15,000 participating locations in 125 local markets.

  Student-Focused Content and Services

     Our Network of Web Sites

     Our network of web sites, including studentadvantage.com, FANSonly.com and UWIRE.com, addresses the needs of college students for content, community and e-commerce.

          Content. Student Advantage's content offering includes up-to-date information on topics of interest to students, including purchasing and budgeting decisions, college sports, travel, career, education, health, lifestyles and financial aid. For example, students may access articles that provide information on studying abroad or purchasing renters' insurance. Our content is both developed by our editors and collected from approximately 500 college publications using our U-WIRE news feed. In addition, our studentadvantage.com web site provides students with information relevant for their local market or college campus and a searchable online directory of national and local discounts offered by our sponsors. Our web site also includes maps and directions to retail locations that offer discounts.

          Community. Our web sites offer students a number of community-building services. Student Advantage's online bulletin boards give students the opportunity to discuss topics such as interviewing techniques, college sports and campus life. We allow students to set up their own e-mail account, organize contact information in an online address book, store documents and keep track of important dates on an online calendar. We also enable students to send online greeting cards.

          e-Commerce. Students can directly purchase travel-related products, Eurail passes and official university and college athletic merchandise at our sites. In addition, Student Advantage members can purchase a variety of products online with a Student Advantage discount. Members can purchase products directly from vendors through our marketplace or link to a web page that is co-branded with a sponsor. Products offered online include school and office supplies, books, software, music, footwear, magazines and flowers. In order to receive discounts on the products offered through our web site, students must join our membership program.

     U-WIRE (University Wire)

     U-WIRE is a daily electronic news service providing college news, sports, opinion and entertainment content collected from approximately 500 college publications. U-WIRE can be accessed at studentadvantage.com. U-WIRE editors select news, sports, opinion and entertainment articles from its member newspapers and distribute content among the college newspapers for inclusion in their print and online editions.

     SAM, Student Advantage Magazine

     The Student Advantage membership includes a subscription to SAM, Student Advantage Magazine. SAM is a magazine that is mailed directly to our members and includes lifestyle and practical content for students, updates on new discounts and privileges available to Student Advantage members and interactive features, such as member surveys and contests. Articles are provided primarily by freelance writers. We use feedback from our readers to tailor future articles and offerings to their particular interests and needs.

  Corporate Marketing Services

     We provide tailored marketing services for businesses seeking to market their products and services to college students. Our in-depth knowledge of the college student market, our expertise in marketing to college students and our extensive university relationships enable us to help businesses effectively and efficiently reach college students. Our marketing services are typically offered to businesses on a fixed-cost basis or hourly rate basis. Student Advantage currently provides a variety of marketing services to businesses, including the following:

     - organizing and executing marketing tours that travel campus to campus,

     - staffing tables at on-campus college locations, such as student unions, to solicit potential student customers,

     - developing and managing programs that recruit, train and supervise students to represent businesses on campus,

     - assisting marketers who desire to sponsor on-campus events, such as movie screenings and concerts, and

     - helping marketers place advertisements in college newspapers.

     We also provide staffing for on-campus events and other activities for businesses that have already designed a marketing program but lack implementation resources and expertise at the campus level.

     In October 1999, we expanded our corporate marketing services through our acquisition of Voice FX Corporation, a provider of internet and interactive voice response telephone services to colleges and universities. Voice FX has secured a total of over 55 contracts for its services. In several cases, a single college or university has entered into more than one contract for Voice FX's services. Through these contractual relationships, Voice FX has secured marketing rights that enable businesses to promote products and services, in a targeted manner, to students. Certain corporate marketing clients of Voice FX also use Voice FX's integrated voice response services for general consumer marketing.

     Our marketing services group utilizes ten regional offices across the United States. The broad geographical reach of our marketing services group allows us to execute our services nationwide.

ALLIANCES

     An important element of our strategy is to form alliances to assist us in offering products and services to students and in offering businesses and advertisers an effective channel for reaching college students.

  AT&T

     Our relationship with AT&T has enabled us to rapidly expand our membership base and strengthen our presence on college campuses as a resource associated with quality brand products and services.

     In February 1997, Student Advantage and AT&T entered into a membership agreement under which Student Advantage earns a fee from AT&T for each membership issued in connection with a Student Advantage AT&T Calling Card, with a minimum commitment by AT&T for 1.25 million Student Advantage memberships per academic year. Student Advantage agreed that, without the consent of AT&T, it would not enter into any promotional or marketing activities with any credit card, telecommunications or multipurpose college student identification card provider, other than AT&T. The agreement provides that we will not allow, without the consent of AT&T, any third party, other than certain colleges, universities and university organizations based on their size, to offer a Student Advantage membership to college students free of charge.

     In February 1998, we entered into a marketing agreement with AT&T under which we agreed to promote and market AT&T's calling card services to college students. We also agreed to provide certain marketing services focused on the college market to AT&T. AT&T appointed Student Advantage as the exclusive provider, at certain colleges and universities designated by AT&T, of tabling and non-tabling activities (which require a physical presence by our employees on the college campus) with respect to the solicitation of college students for the AT&T calling card service. In return, AT&T agreed to pay us for the solicitation of each application for such service. In addition, AT&T agreed to pay for additional marketing activities and to be the exclusive sponsor of certain online offerings. AT&T agreed to promote and market the Student Advantage membership through television, mass media marketing or other mass media advertising. We are also providing other marketing services to AT&T in the college student market.

     In July 1998, AT&T exercised an option to extend the original termination dates of the membership agreement and the marketing agreement to June 1, 2001. However, AT&T may terminate these agreements prior to such date upon 120 days prior notice, subject to payment of a termination fee under certain circumstances. AT&T may also terminate the agreements if Raymond V. Sozzi, Jr. is no longer employed as President of Student Advantage, or if he no longer owns a minimum five percent ownership interest in Student Advantage. AT&T accounted for 50% of our total revenues in 1997, 61% of our total revenues in 1998 and 55% of our total revenues in 1999. While we are not aware of plans by AT&T to terminate its use of our services, the termination of our relationship with AT&T, or a material reduction in the use of our services by AT&T, would have a material adverse effect on our business.

     Student Advantage is in discussions with AT&T with respect to the possible restructuring of its agreements with AT&T. There can be no assurance that such discussions will result in any restructuring.

  Lycos

     In July 1999, we entered into a strategic alliance with Lycos, Inc. to gain marketing and distribution for studentadvantage.com and to sell Student Advantage memberships. As part of the alliance, Lycos links to a co-branded version of studentadvantage.com from lycos.com and promotes the co-branded web site through the Lycos network. Student Advantage and Lycos share in the advertising, e-commerce and membership sales revenue generated from the co-branded version of studentadvantage.com.

  edu.com

     In November 1999, we entered into a strategic alliance with edu.com, Inc. to provide edu.com with marketing and distribution within both the studentadvantage.com web site and the Student Advantage membership program, and to promote edu.com as our exclusive technology e-commerce destination and member rewards partner. We will receive $2.0 million in cash over the two year term of our agreement with edu.com. In addition, edu.com will promote the Student Advantage membership at the edu.com web site and will provide exclusive benefits to Student Advantage members for shopping at edu.com.

  Sponsors

     Student Advantage offers its members discounts on products and services from over 50 national sponsors and over 15,000 participating locations in 125 local markets, including rail fares, bus fares, music, school supplies, books and clothing. Representative national sponsors and local markets include:

REPRESENTATIVE NATIONAL SPONSORS             REPRESENTATIVE LOCAL MARKETS

1-800-FLOWERS.COM                            Ann Arbor, Michigan
Amtrak                                       Auburn, Alabama
Barnes & Noble                               Austin, Texas
  College Bookstores                         Berkeley, California
Capsized.com                                 Boston, Massachusetts
Champs Sports                                Boulder, Colorado
Choice Hotels International                  Chapel Hill, North Carolina
Foot Locker                                  Chicago, Illinois
Franklin Covey                               Columbus, Ohio
Greyhound                                    Lawrence, Kansas
Hostelling International                     Los Angeles, California
Priceline.com                                Madison, Wisconsin
Rockport                                     New York, New York
Staples                                      Philadelphia, Pennsylvania
textbooks.com                                San Diego, California
The Princeton Review                         Tallahassee, Florida
Tower Records                                Washington, D.C.

     Some of our national sponsors, including Amtrak(R), Staples, Staples.com and Tower Records, offer the Student Advantage discount as the only ongoing discount offered specifically to college students. Many of our national sponsors engage in co-marketing activities with Student Advantage. Student Advantage seeks to identify and attract additional sponsors whose products and services complement its offerings and who offer valuable ongoing discounts to its members.

  Advertisers

     We provide advertisers with access to a large, demographically attractive college student audience. We also provide advertisers with direct marketing knowledge and expertise in designing and implementing effective advertising to reach college students. Unlike many of our competitors, we are able to combine our online and offline marketing and media capabilities to offer a comprehensive marketing package to our corporate partners. Integrated marketing offerings include print, on-campus and web site sponsorships.

UNIVERSITY RELATIONSHIPS

     We believe that university relationships are critical to our success. An important element of our strategy is to continue to develop relationships with colleges, universities and university organizations to assist us in marketing and selling our products and services. The Student Advantage membership program has been endorsed by more than 60 colleges, universities and university organizations. These schools and organizations typically agree to co-market the Student Advantage membership program to their students. Co-marketing includes sending a letter to students explaining the program with an application for membership, and receiving a percentage of the associated membership fees.

     Colleges and universities, or university organizations from these schools, that have endorsed the Student Advantage membership program include:

Arkansas State University
Auburn University
Boston College
Clemson University
Emory University
University of California -- Santa Barbara
University of Chicago
University of North Carolina -- Charlotte
University of Pennsylvania
University of Utah
University of Virginia
Yale University

     In addition, a limited number of colleges and universities have purchased Student Advantage memberships in bulk, at varying discounts depending on the number of memberships purchased, and distributed the memberships to their students free of charge.

     Student Advantage has also established contractual relationships with many colleges and universities whereby Student Advantage acts as a service provider to the college or university. Service provider relationships include athletic office web site operation, hosting and management through the FANSonly brand, school newspaper online publishing and syndication through the U-WIRE brand, grade and financial aid status reporting and transcript processing through the Campus Direct brand and stored value card program operation and management under the Student Advantage Cash brand.

SALES AND MARKETING

     As of December 31, 1999, Student Advantage had a direct sales organization consisting of 34 professionals. Twelve of these professionals are dedicated to the AT&T relationship with an additional ten professionals dedicated primarily to managing our other significant sponsor relationships. The remaining professionals are engaged in a variety of sales functions, including:

     - selling advertising in SAM,

     - selling banner advertising and sponsorships on studentadvantage.com,

     - enlisting additional national sponsors for its discount program,

     - seeking opportunities for corporate-sponsored events and promotions targeted at college students, and

     - managing existing sponsor relationships

     In addition, we maintain a regional sales organization of 33 professionals in ten regional offices focused primarily on enlisting and managing local sponsors and providing marketing services. These offices, which are managed by our headquarters in Boston, provide us with a broad geographical presence and enable us to implement effective nationwide marketing programs.

     Student Advantage uses a variety of online and traditional marketing programs to increase brand awareness. Our marketing goals are to create and enhance awareness of Student Advantage as the leading resource and trusted advocate dedicated to serving the needs of college students, to continue to be both the most effective way for marketers and advertisers to reach students and a trusted and effective resource for colleges and universities. Our marketing strategy for each contains a mix of online advertising, programs which drive members to our web site, in-store advertising in local retail locations, on-campus direct solicitation of students, outbound e-mail, co-marketing with colleges and universities through on-campus posters and student mailbox drops, print advertising, new media banner campaigns and direct mail. Student Advantage employed 11 marketing professionals as of December 31, 1999.

TECHNOLOGY

     Student Advantage has implemented a broad array of site management, advertising management, customer interaction, registration systems, transaction-processing and fulfillment systems using a combination of its own proprietary technologies and commercially available, licensed technologies. Our current strategy is to license commercially available technology whenever possible rather than seek internally developed solutions. We use contractors to develop the specialized software necessary for our business, such as the software required to register members online.

     Consistent with our preference for off-the-shelf software components, the hardware systems that we utilize also consist of commercially available components. Student Advantage believes that this architecture provides the ability to increase scale quickly and reliably, and at a relatively low cost. Although our existing infrastructure currently exceeds present demand, we have plans for additional upgrades in anticipation of increased demand.

     Our membership database is currently hosted at USWeb Corporation (doing business as USWeb/CKS) and utilizes Microsoft SQL 7 database software. Our production servers utilize Sun Microsystems, Inc. hardware and use Netscape web server software. Student Advantage's system hardware is currently hosted at USWeb/CKS, a third-party facility in New York, and Exodus, a third party facility in Massachusetts and California. The Company currently expects to move all of its system hardware to Exodus during the second quarter of 2000. A group of systems administrators and network managers at USWeb/CKS and Exodus operate our web site, network operations and transaction-processing systems and monitor our systems 24 hours a day.

     Our operations are dependent upon USWeb/CKS's and Exodus' ability to maintain their systems in effective working order and to protect their systems against damage from fire, natural disaster, power loss, telecommunications failure or similar events. Student Advantage's servers are powered by an uninterruptible power supply to provide a safeguard against unexpected power loss. Our systems are copied to backup tapes each night and stored at an off-site storage facility for one year. In addition, the servers are equipped with redundant file systems, which allows for prompt replacement of defective disks without interruption of service.

COMPETITION

     The market for student members and internet services and products is relatively new, intensely competitive and rapidly changing. With no substantial barriers to entry in the web site market, we believe that competition will continue to intensify. We compete, directly and indirectly, for members, advertisers, sponsors and viewers with the following categories of companies:

     - general purpose consumer online services such as America Online and Microsoft Network, each of which provides access to student-related content and services,

     - web search and retrieval services, such as AltaVista, Excite, Infoseek, Lycos, and Yahoo!, and other high-traffic web sites,

     - web sites targeted to students generally or to students of a particular school, such as web sites developed by Campus Pipeline, CollegeClub.com, Student.Net Publishing and CommonPlaces,

     - membership programs, such as programs offered by Memberworks and Cendant,

     - publishers and distributors of traditional off-line media such as television, radio and print, including those targeted to college students, many of which have established or may establish web sites, and

     - vendors of college student information, merchandise, products and services distributed through other means, including retail stores, mail and schools.

     We believe that the principal competitive factors in attracting and retaining members are:

     - brand recognition,

     - quality of content and service,

     - critical mass of members and sponsors,

     - number and type of discounts,

     - relationships with universities,

     - comprehensive geographic coverage,

     - breadth of offerings, and

     - cost of service.

     We believe that the principal competitive factor in attracting and retaining sponsors, merchandisers and content providers is our ability to offer sufficient incremental revenue from online and offline sales of products and services. We believe that the principal competitive factors in attracting advertisers include the demographics of our membership and user base, the number of readers of our magazine, the number of members and users of our web site, cost of advertising and creative implementation of advertisement placements across our products and services. There can be no assurance that we will be able to compete favorably with respect to these factors.

     We believe that the strong Student Advantage brand combined with our ability to deliver a targeted, demographically-attractive audience to advertisers and sponsors, our existing base of over 1,300,000 members, our national and local sponsors and our relationships with colleges and universities are principal competitive advantages. We are not able to reliably estimate the number of our direct competitors. However, many of our competitors, current and potential, have significantly greater financial, technical or marketing resources. In addition, providers of internet tools and services may be acquired by, receive investments from, or enter into other commercial relationships with larger, well-established and well-financed companies, such as Microsoft or America Online. Greater competition resulting from such relationships could have a material adverse effect on our business.

INTELLECTUAL PROPERTY AND PROPERTY RIGHTS

     Student Advantage regards its patent, copyrights, service marks, trademarks, trade dress, trade secrets, proprietary technology and similar intellectual property as important to its success, and relies on patent, trademark and copyright law, trade secret protection and confidentiality and/or license agreements with its employees, customers, independent contractors, sponsors, and others to protect its proprietary rights. Student Advantage strategically pursues the registration of its trademarks and service marks. However, effective patent, trademark, service mark, copyright and trade secret protection may not be available. There can be no assurance that the steps taken by us to protect our proprietary rights will be adequate or that third parties will not infringe or misappropriate our patent, copyrights, trademarks, trade secrets, trade dress and similar proprietary rights. In addition, there can be no assurance that other parties will not independently develop substantially equivalent intellectual property. A failure by us to protect our intellectual property in a meaningful manner could have a material adverse effect on our business, financial condition and results of operations. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of financial and managerial resources, which could have a material adverse effect on our business.

     Student Advantage has been subject to claims and expects to be subject to legal proceedings and claims from time to time in the ordinary course of its business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources. Further, if such claims are successful, Student Advantage may be required to change its trademarks, alter its content and pay financial damages. There can be no assurance that such changes of trademarks, alteration of content or payment of financial damages will not adversely affect our business.

     We may be required to obtain licenses from others to refine, develop, market and deliver new products and services. There can be no assurance that we will be able to obtain any such license on commercially reasonable terms or at all or that rights granted pursuant to any licenses will be valid and enforceable.

GOVERNMENT REGULATION

     Student Advantage is subject to various laws and regulations relating to its business. Although there are currently few laws or regulations directly governing access to or commerce on the internet, due to the increasing popularity and use of the internet, a number of laws and regulations may be adopted regarding user privacy, pricing, acceptable content, taxation and quality of products and services. In addition, several telecommunications providers have petitioned the Federal Communications Commission to regulate and impose fees on internet service providers and online service providers in a manner similar to long distance telephone carriers. Also, stored-value card products currently being developed by the Company, although not currently regulated by the Federal Reserve, may be subject to state banking regulations and/or future amendments to current Federal banking regulations. The adoption of any such laws or regulations could adversely affect the costs of communicating on the internet, adversely affect the growth in use of the internet, decrease the acceptance of the internet as a communications and commercial medium or restrict the Company's ability to introduce new products. Moreover, it may take years to determine the extent to which existing laws relating to issues such as property ownership, libel and personal privacy are applicable to the internet. Any new laws or regulations relating to the internet could decrease demand for our products and services or otherwise have a material adverse effect on our business.

EMPLOYEES

     As of December 31, 1999, Student Advantage had a total of 316 full-time employees. Student Advantage also hires temporary employees, particularly at the beginning of each school semester, and contract service providers as necessary. As we continue to grow and introduce additional products and services, we expect to hire additional employees, particularly in online product development and sales and marketing. None of our employees is represented by a labor union or is the subject of a collective bargaining agreement. We believe that relations with our employees are generally good. Competition for qualified personnel in our industry is intense, particularly among sales, online product development and technical staff. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel.

ITEM 2. PROPERTIES

     Student Advantage's principal executive offices are located at 280 Summer Street in Boston, Massachusetts, where it presently leases an aggregate of approximately 39,000 square feet. Our current leases for this facility expire at various times through 2005. We also maintain regional offices and lease space in Berkeley, California; Carlsbad, California; Los Angeles, California; Atlanta, Georgia; Chicago, Illinois; Hanover, New Hampshire; New York, New York; Plymouth Meeting, Pennsylvania; Dallas, Texas; and Washington, D.C.

     We believe that our current facilities and other facilities that will be available to us will be adequate to accommodate our needs for the foreseeable future. There can be no assurance that we will be successful in obtaining additional space, if required, or if such space is obtained that it will be on terms acceptable to us.

ITEM 3. LEGAL PROCEEDINGS

     We are not presently subject to any material legal proceedings.

     On August 3, 1999, Student Advantage, Inc. filed an action in the United States District Court for the Southern District of New York against CollegeClub.com, alleging among other things, that CollegeClub.com has committed false advertising, unfair competition, and tortious interference with contract in connection with, CollegeClub.com's promotion and marketing of its services, including but not limited to the Discount Directory in its web site. Student Advantage sought monetary damages and equitable relief, including a preliminary and permanent injunction. As part of its response, CollegeClub.com filed counterclaims against Student Advantage alleging similar conduct on the part of Student Advantage. CollegeClub.com sought monetary damages and equitable relief, including injunctive relief. On November 30, 1999, the Court issued a preliminary injunction requiring certain actions by CollegeClub.com. On December 27, 1999, the parties settled the case.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE COMPANY

     Below is the name, age and principal occupations for the last five years of each current executive officer of the Company. All such persons have been elected to serve until their successors are elected and qualified or until their earlier registration or removal:

            NAME              AGE                            OFFICE(S)
            ----              ---                            ---------
Raymond V. Sozzi, Jr........   31   Chairman of the Board of Directors, President and Chief
                                    Executive Officer
Christopher B. Andrews......   44   Vice President, Finance and Administration, and Chief
                                    Financial Officer
G. Todd Eichler.............   32   Executive Vice President, Business Services
Mason L. Myers..............   29   Executive Vice President, Student and University Services
Ronald J. Kos...............   58   Chief Operating Officer
Andrea K. Abegglen..........   33   Vice President, Marketing Communications
Daniel G. Siegel............   31   Vice President, Product Development

---------------

     Raymond V. Sozzi, Jr. founded Student Advantage in 1992 and has served as Chairman of the Board of Directors, President and Chief Executive Officer of Student Advantage since its inception. Before founding Student Advantage, Mr. Sozzi was employed by Bain & Company, a consulting company, as an associate consultant.

     Christopher B. Andrews has served as Vice President and Chief Financial Officer of Student Advantage since September 1998 and as Vice President, Finance and Administration, of Student Advantage since January 1999. From January 1992 to August 1998, Mr. Andrews served as Vice President, Finance and Administration, and from July 1996 to December 1996 also served as interim President and Chief Executive Officer of Advanced Visual Systems Inc., a visualization software company.

     G. Todd Eichler has served as Executive Vice President, Business Services of Student Advantage since December 1999, and served as Executive Vice President, Member Management of Student Advantage from January 1997 to December 1999 and as Vice President, Marketing of Student Advantage from January 1995 to December 1996. From 1989 to 1991 Mr. Eichler was employed by Bain & Company as an associate consultant.

     Mason L. Myers has served as Executive Vice President, Student and University Services of Student Advantage since December 1999, as Vice President, Business Development of Student Advantage from January 1999 to December 1999 and as Senior Director, New Media of Student Advantage from December 1997 to December 1998. Mr. Myers co-founded The Main Quad, Inc., a student-focused internet site, in May 1995 and served as its Co-President from May 1995 to December 1997. From August 1994 to May 1995, Mr. Myers was employed as a project manager by Smart Valley, Inc., a non-profit organization using the internet to improve the community of Silicon Valley.

     Ronald J. Kos has served as Chief Operating Officer of Student Advantage since May 1999. From February 1998 to May 1999, Mr. Kos was Senior Vice President, Marketing and Operations, of iVillage, Inc., an online women's network. From September 1994 to February 1998, Mr. Kos was President of the Signal Ridge Group, a national consulting practice that he founded.

     Andrea K. Abegglen has served as Vice President, Marketing Communications of Student Advantage since May 1998. From November 1997 to April 1998, Ms. Abegglen served as Vice President, Strategic Partnerships of Student Advantage. From May 1996 to October 1997, Ms. Abegglen served as Chief Operating Officer of Student Advantage. From June 1993 to April 1996, Ms. Abegglen served as President of Crimson & Brown Associates, a recruiting firm for minority students and professionals, and as its Vice President from June 1991 to June 1993.

     Daniel G. Siegel has served as Vice President, Product Development of Student Advantage since May 1997, and served as Director of Marketing of Student Advantage from November 1992 to July 1995. From May 1996 to August 1996, Mr. Siegel was employed by Microsoft Corporation, a software company, to conduct a worldwide original equipment manufacturer market study.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Student Advantage's common stock began trading on the Nasdaq National Market on June 18, 1999 under the symbol "STAD." Prior to that time there had been no market for our common stock. The table below sets forth the high and low closing sales prices per share for our common stock on the Nasdaq National Market for the periods indicated:

Fiscal Year Ended December 31, 1999

                                                              HIGH    LOW
                                                              ----    ---
Second quarter (beginning June 18, 1999)....................  $ 9 1/2 $ 7 1/2
Third quarter...............................................   13 15/16  10 1/16
Fourth quarter..............................................   28      12 1/8

     As of February 29, 2000, there were 161 holders of record of the common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders.

     Student Advantage has never paid or declared any cash dividends on its Common Stock. Student Advantage currently intends to retain any earnings for future growth and, therefore, does not expect to pay cash dividends in the foreseeable future.

     The effective date of the Company's first registration statement, filed on Form S-1 under the Securities Act of 1933 (File No. 333-75807) relating to Company's initial public offering of its Common Stock, was June 17, 1999. From the date of receipt through December 31, 1999, approximately $2.0 million of the net proceeds of the Company's initial public offering was used to lease and build out facilities in New York, New York, Boston, Massachusetts and Plymouth Meeting, Pennsylvania, $2.5 million was used to pay off our line of credit, $1.3 million was used to pay acquisition expenses related to the University Netcasting acquisition and other expenses related to the registration statement filed on behalf of the University Netcasting stockholders, $1.1 million was used to purchase Voice FX, and $4.3 million was used to make an investment in edu.com. None of the net proceeds of the offering were paid by the Company, directly or indirectly, to any director, officer or general partner of the Company or any of their associates, or to any persons owning ten percent or more of any class of the Company's equity securities, or any affiliates of the Company.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data are derived from the financial statements of Student Advantage, Inc. The historical results presented are not necessarily indicative of future results. The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Student Advantage's Consolidated Financial Statements and the related Notes. All amounts for all periods presented have been restated to reflect the acquisition of University Netcasting, Inc. in June 1999, which was accounted for as a pooling of interests.

     Effective June 18, 1999, University Netcasting, Inc.'s fiscal year end was changed from March 31 to December 31 to conform to Student Advantage's fiscal year end. University Netcasting, Inc.'s results of operations for the years ended March 31, 1996, 1997, 1998 and 1999 have been included in Student Advantage's results of operations for the years ended December 31, 1995, 1996, 1997 and 1998, respectively. University Netcasting's results of operations for the twelve months ended December 31, 1999 have been included in Student Advantage's twelve months ended December 31, 1999. Accordingly, University Netcasting's results of operations for the three months ended March 31, 1999 have been included in Student Advantage's results for both the years ended December 31, 1998 and 1999. Total revenue and net loss for University Netcasting for the three months ended March 31, 1999 were $682,000 and $1.6 million, respectively. This net loss amount has been reported as an adjustment to the consolidated accumulated deficit.

                                                           YEAR ENDED DECEMBER 31,
                                            -----------------------------------------------------
                                               1995        1996      1997       1998       1999
                                            -----------   -------   -------   --------   --------
                                            (UNAUDITED)
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA
Revenue
  Subscription............................    $   420     $ 1,093   $ 2,971   $  7,174   $  7,838
  Other...................................        349         745     1,844     12,186     19,806
                                              -------     -------   -------   --------   --------
     Total revenue........................        769       1,838     4,815     19,360     27,644
                                              -------     -------   -------   --------   --------
Costs and expenses
  Cost of subscription revenue............        160         543     2,628      2,442      2,365
  Cost of other revenue...................        135         570       702      7,867     13,178
  Product development.....................      1,151       1,516     3,253      4,948      9,654
  Sales and marketing.....................        671         536     1,905      7,313     11,704
  General and administrative..............        864       1,208     2,727      5,484      8,543
  Depreciation and amortization...........          1         107       351      1,155      1,994
  Stock-based compensation................         --          --        --        808      1,119
                                              -------     -------   -------   --------   --------
     Total costs and expenses.............      2,982       4,480    11,566     30,017     48,557
                                              -------     -------   -------   --------   --------
  Loss from operations....................     (2,213)     (2,642)   (6,751)   (10,657)   (20,913)
  Interest income (expense), net..........         (3)          4       (77)       121      1,358
                                              -------     -------   -------   --------   --------
  Net loss................................    $(2,216)    $(2,638)  $(6,828)  $(10,536)  $(19,555)
                                              =======     =======   =======   ========   ========
  Basic and diluted net loss per share....    $ (0.16)    $ (0.18)  $ (0.41)  $  (0.59)  $  (0.71)
                                              =======     =======   =======   ========   ========
  Shares used in computing basic and
     diluted net loss per share...........     14,184      14,384    16,588     17,710     27,410
                                              =======     =======   =======   ========   ========
  Unaudited pro forma basic and diluted
     net loss per share...................                                    $  (0.46)  $  (0.63)
                                                                              ========   ========
  Shares used in computing unaudited pro
     forma basic and diluted net loss per
     share................................                                      22,772     31,226
                                                                              ========   ========

                                                           YEAR ENDED DECEMBER 31,
                                             ---------------------------------------------------
                                                1995        1996     1997       1998      1999
                                             -----------   ------   -------   --------   -------
                                             (UNAUDITED)
                                                               (IN THOUSANDS)
BALANCE SHEET DATA
Cash and cash equivalents..................    $    47     $  702   $ 5,806   $  6,140   $15,370
Marketable securities......................         --         --        --         --    20,546
Working capital (deficit)..................       (928)      (114)   (1,670)    (2,355)   24,139
Total assets...............................        338      1,118     7,217     11,704    60,796
Deferred revenue...........................        183        276     5,970      7,064     9,576
Redeemable convertible preferred stock.....         --         54       111     10,196        --
Stockholders' equity (deficit).............     (1,065)       (70)   (1,024)   (10,548)   41,694

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Student Advantage is dedicated to serving the needs of college students through its leading membership program and network of web sites. Our revenue is generated from subscription revenue and other revenue.

     Subscription revenue is derived from membership sales. Memberships are sold in three different ways. Almost all are sold to AT&T and distributed in conjunction with an AT&T calling card. The membership cards associated with these membership sales are co-branded and serve as both the Student Advantage membership identification card and an AT&T calling card. In certain cases, renewal of a co-branded membership card is subject to a minimum level of usage of AT&T services during the prior twelve months. We earn a fee from AT&T for each of these memberships, with a current minimum commitment by AT&T of 1.25 million memberships per academic year. During 1997, 1998 and 1999, AT&T accounted for approximately 77%, 95% and 94% of subscription revenue. Memberships are also sold by Student Advantage to colleges, universities and university organizations for distribution free of charge to students. In the 1998-1999 academic year, five colleges, universities and university organizations purchased memberships for distribution free of charge to students. In addition, Student Advantage sells memberships directly to students for a membership fee that is currently $20 per year. Subscription revenue is recognized ratably from the date of subscription to the end of the annual membership period, which ends on August 31 of each year.

     Other revenue includes commerce, marketing services and advertising revenue. Commerce revenue includes primarily transaction-based fees earned for reselling products and services and acquiring customers on behalf of other businesses. To date, commerce revenue has included primarily fees that we receive from AT&T and one other customer for obtaining completed applications on their behalf and the resale of Eurail passes. In connection with each application accepted by AT&T, we also earn membership fees that are included in subscription revenue. Marketing services revenue is derived primarily from providing tailored marketing services to businesses seeking to market their products and services to college students. These services include organizing and executing marketing tours that travel to college campuses, staffing tables in college locations to solicit potential student customers on behalf of businesses and providing media planning and placement. Advertising revenue consists primarily of fees for banner advertisements and sponsorships on our web sites, and advertisements placed in SAM, Student Advantage Magazine.

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

     In December 1997, we completed our acquisition of The Main Quad, Inc. which owned and operated web sites focused on providing content for students. We acquired substantially all the assets of The Main Quad for $272,000 and the issuance of 1,417,720 shares of common stock. In January 1998, we completed our acquisition of Collegiate Advantage, Inc. a provider of marketing and promotional services to businesses targeting college students. The acquisition of Collegiate Advantage marked our entrance into the marketing services business. We acquired substantially all the assets of Collegiate Advantage for $651,000 and the assumption of $275,000 in liabilities. We also agreed to make payments totaling $715,000 to Collegiate Advantage in three installments ending on January 31, 2001. As of December 31, 1999, $355,000 remains outstanding. These acquisitions were accounted for under the purchase method of accounting, and the results of operations of each of the acquired companies have been included in our financial statements since their respective dates of acquisition. Goodwill and other intangible assets in the aggregate amount of $1.4 million were recorded in connection with these and other acquisitions and are being amortized over the economic lives of the related assets, ranging from two to five years.

     On April 1, 1999, Student Advantage completed its acquisitions of The Travel Holding Group, LLC and The Campus Agency, LLC. The Campus Agency provides media planning and strategy consulting services to the U.S. student travel market. The Travel Holding Group is a reseller of Eurail passes. We acquired substantially all of the assets of The Campus Agency and The Travel Holding Group for a promissory note in the amount of $330,000. These acquisitions have been accounted for under the purchase method of accounting, and the results of operations of each company have been included in our results beginning on the acquisition date. Goodwill and other intangible assets in the aggregate amount of $305,000 were recorded in connection with these acquisitions and are being amortized over three years.

     On May 27, 1999, we acquired substantially all of the assets of Mentor Interactive Corp., a provider of internet-based research tools and related materials, in exchange for 18,056 shares of common stock and a warrant to purchase 24,000 shares of common stock at a purchase price of $11.08 per share with an aggregate estimated fair value of approximately $300,000. This acquisition has been accounted for under the purchase method of accounting and the results of operations of Mentor Interactive Corp. have been included in our results of operations beginning on the acquisition date. Goodwill and other intangible assets in the aggregate amount of $312,000 were recorded in connection with the acquisition and are being amortized over a three year period.

     On June 11, 1999, we acquired Transaction Service Providers, Inc., a provider of ID card services to college students and local merchants, in a transaction accounted for as a pooling of interests. Because the historical results of operations and financial position of Transaction Services Providers were immaterial to Student Advantage, prior period financial statements have not been restated and Transaction Service Providers' results of operations have been included in our results as of April 1, 1999. In connection with the acquisition, we issued 195,000 shares of common stock to the stockholders of Transaction Service Providers.

     On June 18, 1999, we acquired University Netcasting, Inc., an operator of official athletic web sites for colleges, universities and college sports associations, in a transaction accounted for as a pooling of interests. In connection with the acquisition, we issued 2,425,610 shares of our common stock and options to purchase a total of 66,634 shares of our common stock. The historical consolidated financial statements of Student Advantage prior to the acquisition have been restated to reflect the financial position, results of operations and cash flows of University Netcasting.

     On October 7, 1999, we acquired Voice FX Corporation, a provider of internet and interactive voice response services to colleges and universities. In connection with the acquisition, we paid approximately $1.1 million in cash, issued 430,082 shares of our common stock and assumed options to purchase a total of 59,687 shares of our common stock. The acquisition has been accounted for under the purchase method of accounting and the results of operations have been included in our results of operations beginning on the acquisition date. Goodwill and other intangible assets in the aggregate amount of $6.3 million have been recorded in connection with the acquisition and are being amortized on a straight-line basis over expected useful lives of between three and five years.

     In the future we may pursue additional acquisitions to obtain complementary products, services and technologies. There are no assurances that the acquisitions we already have completed, or any acquisitions that we may complete in the future, will produce the anticipated revenue, earnings or business synergies.

     On June 23, 1999, we completed an initial public offering of 6,000,000 shares of our common stock resulting in proceeds to us of approximately $44.6 million. Upon the closing of the initial public offering, each outstanding share of our redeemable convertible preferred stock converted into shares of common stock on a three-for-one basis. On July 21, 1999, we issued an additional 900,000 shares of common stock as a result of the full exercise of the underwriters' over-allotment option and received additional proceeds of approximately $6.7 million.

     In July 1999, we entered into a marketing agreement with Lycos, Inc. In connection with the transaction, Lycos was granted a warrant to purchase 550,000 shares of our common stock at a price of $10.875 per share. The Lycos warrant terminates on July 21, 2002 and is exercisable on or after July 21, 2000. We valued the Lycos warrant at $2.2 million, which is being recognized as a sales and marketing expense on a straight-line basis over the thirty-month term of the marketing agreement.

     On November 12, 1999, Student Advantage made an equity investment in edu.com, Inc., a privately held e-commerce company. We paid approximately $4.3 million in cash for approximately 922,000 shares of Series B preferred stock of edu.com. We are accounting for our investment in edu.com on the lower of cost or market basis of accounting. Additionally, we entered into a two-year marketing and distribution agreement with edu.com. The agreement provides, among other things, that edu.com will become Student Advantage's exclusive technology e-commerce partner and rewards program provider, that the parties will pursue certain promotional initiatives on each other's behalf, and that edu.com will make certain payments to Student Advantage, including $2.0 million payable over the term of the agreement. On January 14, 2000 we made an additional investment of approximately $1.0 million in cash for approximately 217,000 shares of series B preferred stock of edu.com.

     We recorded deferred compensation of $4.2 million in the year ended December 31, 1998 and $228,000 in the first quarter of 1999, representing the difference between the exercise price of stock options granted and the fair market value of the underlying common stock at the date of grant. The difference is recorded as a reduction of stockholders' equity and is being amortized over the vesting period of the applicable options, typically four years. Of the total deferred compensation amount, $808,000 had been amortized during 1998 and an additional $1.1 million has been amortized during 1999. During 1999, we reduced the amount of deferred compensation by approximately $259,000 as a result of cancellation of certain options due to the termination of the employment with Student Advantage of certain employees. The amortization of deferred compensation is recorded as an operating expense. We currently expect to amortize the following remaining amounts of deferred compensation as of December 31, 1999 in the periods indicated:

January 1, 2000 -- December 31, 2000........................  $973,000
January 1, 2001 -- December 31, 2001........................   915,000
January 1, 2002 -- December 31, 2002........................   319,000
January 1, 2003 -- December 31, 2003........................     6,000

     Student Advantage has experienced substantial net losses since its inception and as of December 31, 1999, Student Advantage had an accumulated deficit of $44.1 million. Student Advantage expects to increase its expenditures in all areas in order to execute its business plan. As a result, Student Advantage believes that it will continue to incur operating losses and negative cash flows from operations for the foreseeable future and that the rate at which such losses will be incurred may increase from current levels.

RESULTS OF OPERATIONS

     Comparison of the Year Ended December 31, 1999 with the Year Ended December 31, 1998

     Revenue. Total revenues increased to $27.6 million in 1999 from $19.4 million in 1998. Almost all of this increase was due to an increase in other revenue to $19.8 million in 1999, from $12.2 million in 1998. Other revenue increased primarily due to increases in commerce revenue related to (1) the acquisitions in 1999 of Voice FX and The Travel Holding Group, (2) revenues under the AT&T marketing agreement, which was not in effect until the third quarter of 1998, under which Student Advantage visits college campuses to acquire calling card customers for AT&T and (3) other transaction-based commerce revenues. Other revenue increased to a lesser extent as a result of increases in marketing services revenue primarily as a result of management and execution of AT&T's on-campus marketing initiatives in 1999, media placement for our corporate partners in college newspapers, and the acquisition of The Campus Agency, LLC. Other revenue also increased due to growth in web advertising and sponsorship revenue.

     AT&T accounted for approximately 55% and 61% of total revenue in 1999 and 1998, respectively. Additionally, AT&T accounted for approximately 94% and 95% of subscription revenue and 40% and 41% of other revenue in 1999 and 1998, respectively. No other single customer accounted for 10% or more of total revenues in 1999 or 1998.

     Cost of Subscription Revenue. Cost of subscription revenue consists of the costs associated with the fulfillment of membership subscriptions and customer service. Cost of subscription revenue remained unchanged at $2.4 million in 1999 and 1998. Cost of subscription revenue as a percentage of subscription revenue decreased to 30.2% in 1999 from 34.0% in 1998 as a result of increased cost efficiencies in the fulfillment of membership subscriptions on a per member basis.

     Cost of Other Revenue. Cost of other revenue consists of the cost of commerce, marketing services and advertising. Commerce costs include primarily personnel-related costs associated with acquiring customers for AT&T and other businesses, and costs associated with the sale of Eurail passes. Marketing services costs primarily consist of the direct and indirect costs associated with planning and implementing events and promotions, media placement and other marketing services. Advertising costs primarily consist of production and mailing costs for the magazine and includes royalties paid to organizations, primarily colleges, universities and athletic associations for the use of organizational names and logos, and for supplying sports activity content for Student Advantage to include in the FANSonly.com web sites. Cost of other revenue increased to $13.2 million in 1999 from $7.9 million in 1998. This increase is due in large part to the acquisitions of The Travel Holding Group, Campus Agency, and Voice FX businesses during 1999 which contributed $2.4 million in expense. The increase is also due in part to an increase of $1.1 million in costs associated with SAM, Student Advantage Magazine, of which four issues were distributed during 1999 and only two issues were distributed during 1998. Additionally, costs associated with providing services relating to an AT&T on-campus marketing program, first incurred in 1999, and the AT&T marketing agreement, which was first incurred in the third quarter of 1998, contributed to the increase.

     Cost of other revenue as a percentage of other revenue increased to 66.5% in 1999 from 64.6% in 1998. This increase was due primarily to a larger portion of other revenue consisting of lower margin activities associated with the marketing services business, the services delivered under both the AT&T marketing agreement and the AT&T on-campus marketing program, and the Travel Holding Group and Campus Agency businesses. The increase in cost of other revenues as a percentage of other revenue is also due to costs associated with the production of SAM, Student Advantage Magazine, which exceeded revenue from the production of SAM. This increase was partially offset by higher margin revenues from the Voice FX business, which we acquired in the fourth quarter of 1999, from web advertising and sponsorship, and from commerce revenues.

     Product Development. Product development expenses consist primarily of personnel-related and consulting costs associated with the development and enhancement of our suite of products, which includes the Student Advantage membership card, SAM, Student Advantage Magazine, and our network of web sites. Product development expenses increased to $9.7 million in 1999 from $4.9 million in 1998. The increase is primarily due to $2.3 million incurred in connection with the re-launch of studentadvantage.com in 1999, and the development of our customer database, as well as additional personnel related costs.

     Sales and Marketing. Sales and marketing expenses consist primarily of personnel and other costs related to our sales and marketing programs. Sales and marketing expenses increased to $11.7 million in 1999 from $7.3 million in 1998. The increase in sales and marketing expenses was due, in large part, to increased expenditures related to building brand awareness, expanding and servicing the customer base of partners, selling more online advertising, and supporting the marketing services business. In addition, in connection with the Lycos, Inc. marketing agreement entered into in the third quarter of 1999, we recorded a warrant valued at approximately $2.2 million. Of this amount, $444,000 was amortized to sales and marketing expense in 1999. The remainder is being amortized on a straight line basis over the remaining term of the agreement.

     General and Administrative. General and administrative expenses consist primarily of costs related to general corporate functions, including executive management, human resources, facilities, accounting and legal. General and administrative expenses increased to $8.5 million in 1999 from $5.5 million in 1998. The increase in general and administrative expenses is primarily due to acquisition costs of $1.3 million related to the acquisitions of University Netcasting, Inc. and Transaction Service Providers, Inc., and increases in facilities, legal, accounting and personnel related costs.

     Depreciation and Amortization. Depreciation and amortization expenses increased to $2.0 million in 1999 from $1.2 million in 1998. Increases in amortization related to goodwill and intangible assets were recorded as a result of the purchases of Voice FX Corporation, The Travel Holding Group, LLC, The Campus Agency, LLC, and increased depreciation expense as a result of fixed asset purchases during 1999. These increases were partially offset by decreases in amortization expense as a result of certain intangible assets becoming completely amortized during 1999.

     Stock-Based Compensation. We recorded deferred compensation of $4.2 million in 1998 and an additional $228,000 in 1999, offset by a reduction of $259,000 due to option cancellations as a result of employee terminations in 1999. Of this amount, $1.9 million has been amortized to expense to date, of which $1.1 million was recorded as an expense during 1999. The remainder is being amortized over the remaining vesting period of the individual options.

     Interest Income (Expense), Net. Interest income (expense), net includes interest income from cash balances and interest expense related to Student Advantage's financing obligations. Interest income (expense), net increased to $1.4 million in 1999 from $121,000 in 1998. The increase is a result of interest income earned on higher average cash, cash equivalents and marketable securities balances during 1999 compared to 1998.

  Comparison of the Year Ended December 31, 1998 with the Year Ended December 31, 1997

     Revenue. Total revenue increased from $4.8 million in 1997 to $19.4 million in 1998. The increase in revenue was due in part to the significant increase in subscription revenue from $3.0 million in 1997 to $7.2 million in 1998, mostly due to memberships purchased by AT&T. The increase in other revenue from $1.8 million in 1997 to $12.2 million in 1998 was attributable primarily to both: (1) the addition of Student Advantage's marketing services business, which was acquired from Collegiate Advantage on January 1, 1998, and (2) an increase in commerce revenue due primarily to fees for obtaining calling card applications for AT&T, which began in the third quarter of 1998. The increase in other revenue was attributable to a lesser extent to increased advertising revenues related to SAM, Student Advantage Magazine and the Student Advantage web site. The first two issues of SAM, Student Advantage Magazine shipped in the fourth quarter of 1998.

     AT&T accounted for approximately 50% and 61% of total revenue for 1997 and 1998. Additionally, AT&T accounted for approximately 77% and 95% of subscription revenue for 1997 and 1998, and 4% and 41% of other revenue for 1997 and 1998. No other single customer accounted for 10% or more of total revenues for 1997 or 1998.

     Cost of Subscription Revenue. Cost of subscription revenue decreased from $2.6 million in 1997 to $2.4 million in 1998, due primarily to decreased costs associated with fulfilling membership subscriptions.

     Cost of subscription revenue as a percentage of subscription revenue decreased from 88.5% in 1997 to 34.0% in 1998. This decrease was due primarily to the timing of the recognition of revenue and expenses associated with the commencement of activities under the AT&T membership agreement in 1997. Membership fulfillment costs, which are recorded when the membership is fulfilled, increased significantly as the volume of memberships increased in the Fall of 1997. However, because the revenue associated with these memberships is recognized over the remaining term of the memberships, much of the revenue associated with the memberships fulfilled in the Fall of 1997 was not recognized until 1998.

     Cost of Other Revenue. Cost of other revenue increased from $702,000 in 1997 to $7.9 million in 1998. The increase in cost of other revenue was due primarily to the addition of Collegiate Advantage and its marketing services business in 1998 and the commencement of activities under the AT&T marketing agreement, entered into in the third quarter of 1998, under which Student Advantage visits college campuses to acquire calling card customers for AT&T. Costs associated with the production of SAM, Student Advantage Magazine, which shipped for the first time in the fourth quarter of 1998, also contributed to the increase.

     Cost of other revenue as a percentage of other revenue increased from 38.1% in 1997 to 64.6% in 1998. This increase was due primarily to a larger portion of other revenue consisting of lower margin activities associated with the marketing services business acquired from Collegiate Advantage and the services delivered under the AT&T marketing agreement. The increase in cost of other revenues as a percentage of total revenue is also due to costs associated with the production of SAM, Student Advantage Magazine, which exceeded revenue from the production of SAM.

     Product Development. Product development expenses increased from $3.3 million in 1997 to $4.9 million in 1998. The increase was primarily due to increased investment in enhancing and improving the functionality of our web site and other related costs.

     Sales and Marketing. Sales and marketing expenses increased from $1.9 million in 1997 to $7.3 million in 1998. The increase in sales and marketing expenses was due, in large part, to increased expenditures related to building brand awareness, expanding and servicing the customer base of sponsors, selling more online advertising, and supporting the marketing services business. In 1998, we incurred additional sales and marketing expenses as a result of the acquisition of the Collegiate Advantage business.

     General and Administrative. General and administrative expenses increased from $2.7 million in 1997 to $5.5 million in 1998. The increase in general and administrative expenses was primarily due to facilities and personnel-related costs.

     Depreciation and Amortization. Depreciation and amortization expenses increased from $351,000 in 1997 to $1.2 million in 1998. Amortization expense increased as a result of the amortization over five years of goodwill and other intangible assets related to the acquisitions of Collegiate Advantage and The Main Quad. Depreciation expense increased primarily as a result of fixed asset purchases in 1998.

     Stock-Based Compensation. We recorded deferred compensation of $4.2 million in 1998. Of this amount, $808,000 was recorded as an expense in 1998. The remainder is being amortized over the remaining vesting period of the individual options.

     Interest Income (Expense), Net. Interest income, net increased from an expense of $77,000 in 1997 to income of $121,000 in 1998. The increase was a result of interest income earned on cash balances as a result of the conversion of the notes payable to convertible preferred stock and the issuance of convertible preferred stock in February, April and October of 1998, as well as interest from a promissory note to a stockholder, which were offset by interest due on borrowings under our line of credit and notes payable to stockholders. Additionally, Student Advantage incurred interest expense related to loans from its chief executive officer, which were repaid in full in 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, Student Advantage has financed its operations primarily through the private placement and public offering of securities, cash from operations, borrowings under its credit facilities and loans from LLC members. In October 1998, Student Advantage completed a private placement of equity securities to new investors and received $9.9 million in net proceeds. In June 1999, we completed our initial public offering selling 6.0 million shares of common stock and raising proceeds to the Company of $44.6 million. On July 21, 1999, an additional 900,000 shares were issued by Student Advantage as a result of the full exercise of the underwriters' over-allotment option, resulting in additional proceeds of $6.7 million. As of December 31, 1999, Student Advantage had $35.9 million in cash, cash equivalents and marketable securities.

     Net cash used for operating activities was $12.9 million in 1999. Net cash used in 1999 was primarily a result of a net loss of $19.6 million an increase in accounts receivable of $776,000, an increase in prepaid, other current assets and other assets of $2.4 million. These increases were partially offset by an increase in deferred revenue of $2.1 million and an increase in accounts payable and accrued expenses of $3.9 million. Net cash used for operations for 1998 of $7.2 million resulted primarily from an increase in accounts receivable of $2.7 million and a net loss of $10.5 million. The increase was partially offset by the timing of payments of accounts payable and accrued expenses and increased depreciation and amortization expense. Net cash provided by operations was $852,000 in 1997 which was affected by an increase in deferred revenue of $5.7 million. Deferred revenue represents primarily payments for membership fees not yet recognized as revenue and advance payments for purchases of memberships and other services.

     Net cash used for investing activities was $786,000 in 1997, $2.0 million in 1998 and $30.4 million in 1999. The net cash used for investing activities in 1999 was primarily due to $20.5 million used for purchases of marketable securities, net of proceeds from the sale of marketable securities, and to a lesser extent the purchase of fixed assets and the acquisitions of The Travel Holding Group, Campus Agency and VoiceFX businesses and $4.3 million related to the equity investment in edu.com. Net cash used for investing activities in 1998 was due primarily to the purchase of fixed assets and the acquisition of Collegiate Advantage in 1998. In 1997, Student Advantage used cash for investing activities to purchase fixed assets and for its acquisition of The Main Quad.

     Net cash provided by financing activities was $5.0 million in 1997, $9.5 million in 1998, and $50.9 million in 1999. The net cash provided by financing activities in 1999 was primarily the result of the net proceeds of $49.9 million in connection with sales of the Student Advantage's common stock and to a lesser extent cash received from the proceeds from the exercise of employee stock options and the employee stock purchase plan. Cash provided by financing activities in 1998 was primarily due to net cash proceeds of $11.9 million from the sale of shares of Student Advantage common and preferred stock, partially offset by a distribution of $2.3 million to LLC members. In 1997, Student Advantage generated cash from financing activities through the sale of common and preferred stock for net proceeds of $4.7 million offset by the repurchase of a member's LLC interest for $630,000.

     Student Advantage has a $2.75 million bank line of credit and equipment lease credit facility, which expires on June 30, 2000. The line of credit bears interest at a rate of LIBOR plus 2% or the bank's base rate. The line of credit and equipment lease credit facility is secured by all of the assets of Student Advantage. As of December 31, 1999, no amounts were outstanding under either the line of credit or the equipment lease credit facility.

     Student Advantage has experienced a substantial increase in its expenditures consistent with growth in operations and staffing, and anticipates that this will continue for the foreseeable future. Additionally, Student Advantage will continue to evaluate possible investments in businesses, products and technologies, and plans to expand its web infrastructure, sales and marketing programs and aggressively promote its brand. Student Advantage currently anticipates that its available cash resources will be sufficient to meet its anticipated needs for working capital and capital expenditures for at least 12 months.

YEAR 2000 ISSUES

     Student Advantage does not internally develop a significant amount of software, and to date, has not experienced significant disruptions to its operating or administrative systems. Student Advantage believes that its significant vendors and service providers are Year 2000 compliant and has not, to date, been made aware that any of its significant vendors or service providers have suffered Year 2000 disruptions in their systems.

     Accordingly, Student Advantage does not anticipate incurring material expenses or experiencing any material operational disruptions as a result of any Year 2000 problems. Student Advantage spent an immaterial amount on Year 2000 testing and compliance during the year ended December 31, 1999. Most of Student Advantage's expenses related to the operating costs associated with time spent by its employees in the evaluation and planning process and Year 2000 compliance matters.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS No. 133"). The new standard establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999 and is effective for Student Advantage's fiscal year ending December 31, 2000. Student Advantage does not expect the adoption of SFAS No. 133 to have a material effect on its financial position or results of operations. On July 7, 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment to FASB Statement No. 133." SFAS 133, as amended, by SFAS 137, is effective for Student Advantage's fiscal year ending December 31, 2001.

     In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements." This bulletin summarizes certain views of the staff on applying generally accepted accounting principles to revenue recognition in financial statements. The staff believes that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller's price to the buyer is fixed or determinable; and collectibility is reasonably assured. The Company does not expect the application of this bulletin to have a material impact on the Company's financial positions or results of operation.

                 CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

WE HAVE EXPERIENCED LOSSES IN THE PAST AND EXPECT FUTURE LOSSES

     We have not achieved profitability and expect to continue to incur operating losses for the foreseeable future. We incurred net losses of $6.8 million in 1997, $10.5 million in 1998 and $19.6 million in 1999. As of December 31, 1999, our accumulated deficit was $44.1 million. We expect to continue to incur significant operating and capital expenditures and, as a result, we will need to generate significant revenue to achieve and maintain profitability.

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

WE ARE DEPENDENT UPON AT&T FOR A LARGE PERCENTAGE OF OUR REVENUE AND A DECLINE IN REVENUE FROM AT&T WOULD ADVERSELY AFFECT OUR RESULTS

     We have a relationship with AT&T as our exclusive telecommunications partner through which AT&T pays us for a variety of goods and services, including:

     - memberships provided free to students with an AT&T calling card, and

     - marketing services.

     In 1997, we derived $2.4 million, or 50%, of our total revenue from AT&T. In 1998, we derived $11.8 million, or 61%, of our total revenue from AT&T. In 1999, we derived $15.2 million, or 55%, of our total revenue from AT&T. To date, almost all of our members have received their Student Advantage memberships at no charge from AT&T by either electing to apply for an AT&T calling card in connection with their Student Advantage membership or by receiving a free Student Advantage membership from AT&T. We obtain these members as a result of AT&T's distribution of free Student Advantage memberships to students who enroll for an AT&T telecommunications service. In addition, most of our commerce revenue is currently attributable to fees that we earn from AT&T for obtaining completed calling card applications from students. There can be no assurance that we will be successful in expanding our membership base independent of our relationship with AT&T.

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

     We are in discussions with AT&T with respect to the possible restructuring of our agreements with AT&T. There can be no assurance that such discussions will result in any restructuring.

WE HAVE A LIMITED OPERATING HISTORY AND MAY FACE DIFFICULTIES ENCOUNTERED BY EARLY STAGE COMPANIES IMPLEMENTING AN INTERNET STRATEGY

     We have a limited operating history on which an investor can evaluate our business. Our operations began in 1992. An investor in our common stock must consider the risks and difficulties frequently encountered by early stage companies implementing an internet strategy. These risks include our possible inability to:

     - sustain historical revenue growth rates,

     - generate sufficient revenue to achieve and maintain profitability,

     - implement our business model,

     - maintain the satisfaction of our members,

     - introduce new and enhanced web and offline content, products and services, and

     - respond to competitive developments.

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

OUR RELATIONSHIP WITH AT&T COULD HINDER OUR ABILITY TO ATTRACT ADDITIONAL
SPONSORS

     Our agreement with AT&T prevents us from providing our goods and services to other telecommunications companies. Our agreement with AT&T also precludes us, without the consent of AT&T, from entering into a relationship with another sponsor that will distribute our memberships free to students as an incentive or through any promotion. Our relationship with AT&T could hinder our ability to attract additional national sponsors, in particular sponsors who may be interested in purchasing memberships for distribution to students.

WE MAY NOT SUCCESSFULLY IMPLEMENT OUR INTERNET STRATEGY

     In order to successfully implement our internet strategy, we must:

     - establish our network of web sites as the primary vehicle for delivery of our products and services, including member registration and renewal, information regarding national and local sponsors, and customer service,

     - expand our web sites to include more content and services for students and encourage our members to use the sites so that they become more attractive for advertisers, and

     - establish our network of web sites as an effective e-commerce platform.

     Our failure to successfully implement our internet strategy could have a material adverse effect on our business.

OUR ABILITY TO GENERATE SIGNIFICANT REVENUES FROM ONLINE ACTIVITIES AND INTERNET ADVERTISING IS UNCERTAIN

     It is unclear whether companies implementing an internet community business model will generate sufficient revenues to achieve and maintain profitability. Our ability to generate significant revenues from advertisers, sponsors and other businesses in connection with online activities will depend, in part, on our ability to generate sufficient user traffic with demographic characteristics attractive to our advertisers. The intense competition among web sites that sell online advertising has led to the creation of a number of pricing alternatives for online advertising. These alternatives make it difficult for us to project future levels of advertising and other internet-related revenue and applicable gross margins related to our online offerings that can be sustained by us or the online advertising industry in general. Our business model depends in part on increasing the amount of revenue derived from internet advertising and other internet-related activities.

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

A LIMITED NUMBER OF CUSTOMERS REPRESENT A SIGNIFICANT PERCENTAGE OF OUR REVENUE

     A limited number of customers currently account for a significant percentage of our total revenues. We expect a limited number of customers to continue to account for a significant percentage of total revenues in the future and we believe that we must continue to acquire additional customers to be successful. The loss of any one of these customers could have a material adverse effect on our business.

     While we anticipate that revenues from these limited number of customers will decline as a percentage of total revenues, we expect that a limited number of customers will continue to represent a significant percentage of our total revenues.

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

OUR OPERATING RESULTS DEPEND ON OUR ABILITY TO MAINTAIN AND INCREASE BUSINESS ALLIANCES AND UNIVERSITY RELATIONSHIPS

     We are dependent upon our sponsors, both national and local, to provide our members with discounts on their products and services. We are also dependent on maintaining college and university relationships to market and sell our products and services. Our ability to maintain these alliances and relationships and to develop new alliances and relationships is critical to our ability to maintain our members. A failure to acquire or maintain alliances and relationships with colleges and universities could have a material adverse effect on our business. In addition, our agreements with a number of our sponsors preclude us from entering into similar arrangements with their competitors. This restriction may prevent us in some cases from offering attractive additional discounts to our members.

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

WE FACE SIGNIFICANT COMPETITION ON THE INTERNET, WHICH COULD ADVERSELY AFFECT OUR BUSINESS

     Many web sites compete for consumers' and advertisers' attention and spending. We believe that our ability to compete depends upon many factors, including the following:

     - the market acceptance of our web sites and online services,

     - the success of our brand building and sales and marketing efforts,

     - the performance, price and reliability of services developed by us or our competitors,

     - the effectiveness of our customer service efforts,

     - the ability of our competitors to maintain or establish cooperative relationships among themselves or with strategically aligned third parties, and

     - the emergence of new competitors.

     We compete for members and advertisers online with the following types of companies:

     - online services or web sites targeted at college students, and

     - web search and retrieval and other online service companies, commonly referred to as portals, such as AltaVista, Excite, Infoseek, Lycos and Yahoo!.

     The number of web sites competing for the attention and spending of advertisers and consumers, including college students, has increased and we expect it to continue to increase. This market is rapidly evolving and barriers to entry are low, enabling newcomers to launch competing sites at relatively low cost.

     Increased competition could result in price reductions, reduced margins or loss of market share, any of which could adversely affect our business.

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

WE MAY BE UNABLE TO MAKE ATTRACTIVE ACQUISITIONS OR INTEGRATE ACQUIRED COMPANIES

     As part of our business strategy, we plan to continue to acquire or make investments in complementary businesses, products, services or technologies to increase our online traffic and obtain new technologies. However, we cannot assure you that we will be able to identify suitable acquisition or investment candidates. Even if we do identify suitable candidates, we cannot assure you that we will be able to make such acquisitions or investments on commercially acceptable terms. If we buy a business, we could have difficulty in assimilating that company's personnel, operations, products, services or technologies into our operations. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations.

     We recently acquired several businesses. Achieving the anticipated benefits of these acquisitions will depend in part upon whether the integration of these businesses is accomplished in an efficient, effective and timely manner. In some cases, the difficulty associated with integrating these businesses may be increased by the necessity of coordinating geographically separated organizations. There can be no assurance that the anticipated benefits of these acquisitions will be achieved. If we are unable to successfully develop and market products and product enhancements as a result of these acquisitions, we may not achieve our new enhanced revenue.

WE MAY BE UNABLE TO SUCCESSFULLY MANAGE CHANGES IN OUR BUSINESS

     We have experienced a period of significant growth. This growth has placed significant demands on our management and strains on our resources. Revenue increased from approximately $1.8 million in 1996 to $4.8 million in 1997 to $19.4 million in 1998 to $27.6 million in 1999. During that same time period we increased from fewer than 50 to more than 310 employees.

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

OUR CURRENT FINANCIAL AND MANAGEMENT INFORMATION SYSTEMS MAY BE INADEQUATE TO SUPPORT FUTURE OPERATIONS

     We do not expect our current financial and management information systems to be adequate to support our operations in the future. We are in the process of replacing our accounting system and expect to complete this process within the next three months. If we incur delays or difficulties in implementing an accounting system, our business could be adversely affected.

OUR MANAGEMENT TEAM HAS LIMITED EXPERIENCE IN RUNNING A PUBLIC COMPANY

     Our management team has had limited significant experience in a leadership role in a public company. We cannot assure you that the management team as currently configured will be able to continue to successfully lead a public company. The failure of the management team to continue to adequately handle this challenge could have a material adverse effect on our business.

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

TO EXPAND OUR BUSINESS, WE MAY NEED ADDITIONAL CAPITAL, AND THE FUTURE FUNDING OF THESE CAPITAL NEEDS IS UNCERTAIN

     We require substantial working capital to fund our business. We may require additional financing if capital requirements vary materially from those currently planned.

     Additional funds raised through the issuance of equity securities may have the following negative effects on the then current common stockholders:

     - dilution in percentage of ownership in Student Advantage, and

     - the rights, preferences or privileges of the new security holders may be senior to those of the common stockholders.

     Additional financing may not be available when needed on terms favorable to us or at all. Our failure to raise additional funds, if needed, may result in our inability to:

     - develop or enhance our services,

     - take advantage of future opportunities, or

     - respond to competitive pressures.

OUR SYSTEMS MAY FAIL OR EXPERIENCE A SLOWDOWN

     Substantially all of our communications hardware and certain of our other computer hardware operations are located at USWeb Corporation's facilities in New York and Exodus Communications, Inc. in Waltham, Massachusetts. Fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events could damage these systems. Computer viruses, electronic break-ins or other similar disruptive problems could also adversely affect our web site. Our business could be adversely affected if our systems were affected by any of these occurrences. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems. We do not presently have any secondary "off-site" systems or a formal disaster recovery plan, however we are developing a formal disaster recovery program.

     Our network of web sites must accommodate a high volume of traffic and deliver frequently updated information. Our web sites have in the past and may in the future experience slower response times or decreased traffic for a variety of reasons. These types of occurrences could cause users to perceive our web sites as not functioning properly and therefore cause them to use another web site or other methods to obtain information.

     In addition, our users depend on internet service providers, online service providers and other web site operators for access to our network of web sites. Many of them have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems.

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

WE MAY BE SUED FOR INFORMATION RETRIEVED FROM THE INTERNET

     We may be subjected to claims for defamation, negligence, copyright or trademark infringement, personal injury or other legal theories relating to the information we publish on our web sites or in our magazine. These types of claims have been brought, sometimes successfully, against online services as well as other print publications in the past. We could also be subjected to claims based upon the content that is accessible from our web sites through links to other web sites or through content and materials that may be posted by members in chat rooms or bulletin boards. We also offer e-mail services, which may subject us to potential risks, such as liabilities or claims resulting from unsolicited e-mail, lost or misdirected messages, illegal or fraudulent use of e-mail or interruptions or delays in e-mail service. Our insurance may not adequately protect us against these types of claims.

CONSUMER PROTECTION PRIVACY CONCERNS AND REGULATIONS COULD IMPAIR OUR ABILITY TO OBTAIN AND USE INFORMATION ABOUT OUR USERS AND MAY SUBJECT US TO LITIGATION.

     Our network of web sites captures information regarding our members in order to tailor content to them and assist advertisers in targeting their advertising campaigns to particular demographic groups. However, privacy concerns may cause users to resist providing the personal data necessary to support this tailoring capability. Even the perception of security and privacy concerns, whether or not valid, may indirectly inhibit market acceptance of our network of web sites.

     Our network of web sites currently uses cookies to track demographic information and user preferences. A cookie is information keyed to a specific server, file pathway or directory location that is stored on a user's hard drive, possibly without the user's knowledge, but is generally removable by the user. Germany has imposed laws limiting the use of cookies, and a number of internet commentators, advocates and governmental bodies in the United States and other countries have urged the passage of laws limiting or abolishing the use of cookies. If these laws are passed, our business, financial condition and results of operations could be materially harmed.

     Legislative or regulatory requirements may heighten privacy concerns if businesses must notify internet users that the data may be used by marketing entities to direct product promotion and advertising to the user. The Federal Trade Commission and state agencies have been investigating various internet companies regarding their use of personal information. In 1998, the United States Congress enacted the Children's Online Privacy Protection Act of 1998. We depend upon collecting personal information from our customers and the regulations promulgated under this act have made it more difficult for us to collect personal information from some of our customers. We may be liable for claims based on unauthorized purchases with credit card information, impersonation or other similar fraud claims. We could incur additional expenses if new regulations regarding the use of personal information are introduced or if our privacy practices are investigated. Other countries are political entities, such as the European Economic Community, have adopted such legislation or regulatory requirements. If consumer privacy concerns are not adequately addressed, our business, financial condition and results of operations could be materially harmed.

WE MAY BE SUBJECT TO LITIGATION WHICH COULD HAVE A MATERIAL ADVERSE EFFECT UPON OUR BUSINESS

     Our industry has been the subject of substantial amounts of litigation regarding intellectual property and contractual rights. Consequently, there can be no assurance that third parties will not allege claims against the Company with respect to current or future trademarks, advertising or marketing strategies, business processes or other proprietary rights, or that the Company will counterclaim against any such parties in such actions. Any such claims or counterclaims could be time-consuming, result in costly litigation, diversion of management's attention, require the Company to redesign its products or advertising/marketing strategies or require the Company to enter into royalty or licensing agreements, any of which could have a material adverse effect upon the Company's business, results of operations and financial condition. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all.

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

OUR INTELLECTUAL PROPERTY RIGHTS MAY BE VIOLATED OR SUBJECT TO LITIGATION AND WE MAY INFRINGE THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS

     We believe that protection of our patent, copyrights, service marks, trademarks, trade secrets, proprietary technology and similar intellectual property is important to the success of some of our services. We rely on the following mechanisms to protect such intellectual property:

     - patent, trademark and copyright law,

     - trade secret protection, and

     - confidentiality agreements with employees, customers, independent contractors, sponsors and others.

     Despite our best efforts, we cannot assure you that our intellectual property rights will not be infringed, violated or legally imitated. Failure to protect our intellectual property could have a material adverse effect on our business.

     We have been, and may be, sued or named as a defendant in the future for infringement of the trademark and other intellectual property rights of third parties. Any such proceedings or claims could have a material adverse effect on our business, financial condition and results of operations.

THE FAILURE OF COMPUTER SYSTEMS AND SOFTWARE PROGRAMS TO BE YEAR 2000 COMPLIANT COULD NEGATIVELY IMPACT OUR BUSINESS

     We have made an assessment of the Year 2000 readiness of our operating, financial and administrative systems, including the hardware and software that support our systems. Since third parties developed and currently support many of the systems that we use, a significant part of this effort was to confirm that these third-party systems are Year 2000 compliant. We have confirmed this compliance solely through a combination of the representation by these third parties of their products' Year 2000 compliance as well as reviews of Year 2000 readiness documentation from our vendors. Despite this effort, we cannot be certain that none of the third party software, hardware or services incorporated in our material systems need to be revised or replaced. To date, we are not aware of any Year 2000 compliance problems impacting our business. We cannot be certain that there will be no Year 2000 disruptions in the coming months. The failure of systems maintained by third parties to be Year 2000 compliant could cause us to incur significant expense to remedy any problems, reduce our revenues from such third parties or otherwise seriously damage our business. A significant Year 2000-related disruption of the network services or equipment that third-party vendors provide to us could also cause our members or other users to consider seeking alternate providers or cause an unmanageable burden on our customer service and technical support.

     Our failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, some of our normal business activities or operations.

CERTAIN CURRENT STOCKHOLDERS OWN A LARGE PERCENTAGE OF OUR VOTING STOCK

     Our executive officers, directors and affiliated entities, based on the number of shares of outstanding common stock as of February 29, 2000, together own approximately 63.5% of our outstanding common stock. Therefore, these stockholders are able to control all matters requiring stockholder approval and, thereby, our management and affairs. Matters that typically require stockholder approval include:

     - election of directors,

     - merger or consolidation, and

     - sale of substantially all of our assets.

     This concentration of ownership may delay, deter or prevent acts that would result in a change of control, which in turn could reduce the market price of our common stock.

OUR STOCK PRICE COULD BE EXTREMELY VOLATILE AND MAY RESULT IN LITIGATION AGAINST US

     The stock market has experienced significant price and volume fluctuations, and our market price could be volatile. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted. Litigation could result in substantial costs and a diversion of management's attention and resources.

OUR CHARTER DOCUMENTS MAY INHIBIT A TAKEOVER

     Provisions in our charter and bylaws may have the effect of delaying or preventing a change of control or changes in our management that a stockholder might consider favorable. These provisions include, among others:

     - the division of the Board of Directors into three separate classes,

     - the right of the Board to elect a director to fill a vacancy created by the expansion of the Board, and

     - the requirement that a special meeting of stockholders be called by the Chairman of the Board, President or Board of Directors.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Student Advantage does not believe that it has any material market risk exposure with respect to derivative or other financial instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                                ----
  Report of Independent Accountants...........................   35
  Consolidated Balance Sheets as of December 31, 1998 and
    1999......................................................   36
  Consolidated Statement of Operations for the years ended
    December 31, 1997, 1998 and 1999..........................   37
  Consolidated Statement of Changes in Redeemable Convertible
    Preferred Stock and Stockholders' Equity (Deficit) for the
    years ended December 31, 1997, 1998 and 1999..............   38
  Consolidated Statement of Cash Flows for the years ended
    December 31, 1997, 1998 and 1999..........................   39

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Student Advantage, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in redeemable convertible preferred stock and stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Student Advantage, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principals generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                            /s/ PRICEWATERHOUSECOOPERS LLP

                                            PricewaterhouseCoopers LLP

Boston, Massachusetts
February 11, 2000

                            STUDENT ADVANTAGE, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
                                     ASSETS
Current assets
  Cash and cash equivalents.................................  $  6,140   $ 15,370
  Marketable securities.....................................        --     20,546
  Accounts receivable (net of allowance for doubtful
     accounts of $70 and $250 at December 31, 1998 and 1999,
     respectively)..........................................     3,209      4,527
  Prepaid expenses and other current assets.................       352      2,698
                                                              --------   --------
     Total current assets...................................     9,701     43,141
Property and equipment, net.................................     1,386      4,038
Investment..................................................        --      4,262
Intangible and other assets, net............................       617      9,355
                                                              --------   --------
     Total assets...........................................  $ 11,704   $ 60,796
                                                              ========   ========

             LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
                         STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
  Accounts payable..........................................  $  1,985   $  3,329
  Accrued compensation......................................     1,095      1,523
  Other accrued expenses....................................     1,912      4,574
  Deferred revenue..........................................     7,064      9,576
                                                              --------   --------
     Total current liabilities..............................    12,056     19,002
                                                              --------   --------
Notes payable...............................................        --        100
                                                              --------   --------
     Total liabilities......................................    12,056     19,102
                                                              --------   --------
Series A redeemable convertible preferred stock; $1 par
  value; Authorized:
  4,000,000 shares; Issued: 2,952,568 and 0 shares at
  December 31, 1998 and 1999 , respectively; Outstanding:
  2,747,036 and 0 shares at December 31, 1998 and 1999,
  respectively..............................................    10,196         --
Commitments and contingencies (Note 12)
Stockholders' equity (deficit)
Preferred Stock, $0.01 par value, 5,000,000 shares
  authorized, 0 shares issued and outstanding
Common stock, $0.01 par value; Authorized: 150,000,000
  shares; Issued:
  20,746,255 and 35,435,398 at December 31, 1998 and 1999,
  respectively; Outstanding: 18,531,190 and 35,435,398 at
  December 31, 1998 and 1999, respectively..................       207        354
  Additional paid-in capital................................    18,944     87,690
  Accumulated deficit.......................................   (25,706)   (44,058)
  Notes receivable from stockholders........................        --        (79)
  Treasury stock (at cost)..................................      (630)        --
  Deferred compensation.....................................    (3,363)    (2,213)
                                                              --------   --------
     Total stockholders' equity (deficit)...................   (10,548)    41,694
                                                              --------   --------
     Total liabilities, redeemable convertible preferred
      stock and stockholders' equity (deficit)..............  $ 11,704   $ 60,796
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            STUDENT ADVANTAGE, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                               1997        1998        1999
                                                              -------    --------    --------
Revenue
  Subscription..............................................  $ 2,971    $  7,174    $  7,838
  Other.....................................................    1,844      12,186      19,806
                                                              -------    --------    --------
     Total revenue..........................................    4,815      19,360      27,644
                                                              -------    --------    --------
Costs and expenses
  Cost of subscription revenue..............................    2,628       2,442       2,365
  Cost of other revenue (excluding stock-based compensation
     of $0, $70 and $91 for the years ended 1997, 1998 and
     1999, respectively)....................................      702       7,867      13,178
  Product development (excluding stock-based compensation of
     $0, $221 and $320 for the years ended 1997, 1998 and
     1999, respectively)....................................    3,253       4,948       9,654
  Sales and marketing (excluding stock-based compensation of
     $0, $446 and $547 for the years ended 1997, 1998 and
     1999, respectively)....................................    1,905       7,313      11,704
  General and administrative (excluding stock-based
     compensation of $0, $71 and $161 for the years ended
     1997, 1998 and 1999, respectively).....................    2,727       5,484       8,543
  Depreciation and amortization.............................      351       1,155       1,994
  Stock-based compensation..................................       --         808       1,119
                                                              -------    --------    --------
     Total costs and expenses...............................   11,566      30,017      48,557
                                                              -------    --------    --------
Loss from operations........................................   (6,751)    (10,657)    (20,913)
Interest income (expense), net..............................      (77)        121       1,358
                                                              -------    --------    --------
Net loss....................................................  $(6,828)   $(10,536)   $(19,555)
                                                              =======    ========    ========
Basic and diluted net loss per share........................  $ (0.41)   $  (0.59)   $  (0.71)
                                                              =======    ========    ========
Shares used in computing basic and diluted net loss per
  share.....................................................   16,588      17,710      27,410
                                                              =======    ========    ========
Unaudited pro forma basic and diluted net loss per share....             $  (0.46)   $  (0.63)
                                                                         ========    ========
Shares used in computing unaudited pro forma basic and
  diluted net loss per share................................               22,772      31,226
                                                                         ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            STUDENT ADVANTAGE, INC.

CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
                         STOCKHOLDERS' EQUITY (DEFICIT)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                   REDEEMABLE
                                                   CONVERTIBLE
                                                 PREFERRED STOCK           COMMON STOCK        ADDITIONAL
                                              ---------------------   ----------------------    PAID-IN     ACCUMULATED
                                                SHARES      AMOUNT      SHARES     PAR VALUE    CAPITAL       DEFICIT
                                              ----------   --------   ----------   ---------   ----------   -----------
Balance, January 1, 1997....................   1,372,043   $     54   15,978,627     $160       $  5,708     $ (5,938)
Issuance of preferred and common stock, net
 of issuance costs..........................     119,368         19    1,988,149       20          4,657
Issuance of common stock for services.......                              84,040        1            677
Issuance of preferred and common stock upon
 cancellation of notes payable..............      27,440          5      407,181        4            836
Issuance of preferred and common stock in
 satisfaction of obligation to
 stockholder................................      32,792          9      353,405        3             30
Repurchase of 205,532 shares of preferred
 stock and 2,215,065 shares of common
 stock......................................
Issuance of preferred and common stock in
 connection with the acquisition of The Main
 Quad.......................................      37,045         24      399,244        4             78
Issuance of common stock warrant............                                                         194
Net loss....................................                                                                   (6,828)
                                              ----------   --------   ----------     ----       --------     --------
Balance, December 31, 1997..................   1,588,688        111   19,210,646      192         12,180      (12,766)
                                              ----------   --------   ----------     ----       --------     --------
Issuance of preferred and common stock, net
 of issuance costs..........................   1,250,000     10,000      271,441        3          1,997          (84)
Issuance of preferred and common stock in
 connection with the acquisition of The Main
 Quad.......................................      65,858         49      709,768        7            169
Issuance of preferred and common stock upon
 cancellation of notes payable..............      48,022         36      517,536        5            124
Issuance of common stock for services.......                              36,864       --            297
Exercise of common stock options............                                  --       --              6
Distributions to stockholders...............                                                                   (2,320)
Deferred compensation relating to grants of
 stock options..............................                                                       4,171
Compensation relating to grants of stock
 options....................................
Net loss....................................                                                                  (10,536)
                                              ----------   --------   ----------     ----       --------     --------
Balance, December 31, 1998..................   2,952,568     10,196   20,746,255      207         18,944      (25,706)
                                              ----------   --------   ----------     ----       --------     --------
Exercise of common stock options and
 warrants...................................                           1,075,046       11            665
Sale of common stock under employee stock
 purchase plan..............................                              36,258       --            246
Issuance of common stock and common stock
 warrants in connection with the acquisition
 of Mentor Interactive, Inc.................                              18,056       --            299
Issuance of common stock in connection with
 the acquisition of Transaction Service
 Providers..................................                             195,000        2            268         (444)
Issuance of common stock in initial public
 offering, net of issuance costs............                           6,900,000       69         49,823
Conversion of preferred stock to common
 stock in connection with the initial public
 offering...................................  (2,952,568)   (10,196)   6,026,043       61          9,505
Issuance of common stock for services.......                               8,658       --            108
Issuance of common stock warrant............                                                       2,221
Deferred compensation relating to grants of
 stock options..............................                                                         228
Deferred compensation related to
 cancellation of stock options for
 terminated employees.......................                                                        (259)
Compensation relating to grants of stock
 options....................................
Issuance of common stock in connection with
 the acquisition of VoiceFX.................                             430,082        4          5,642
Adjustment to conform fiscal periods for
 University Netcasting, Inc.................                                                                    1,647
Net loss....................................                                                                  (19,555)
                                              ----------   --------   ----------     ----       --------     --------
Balance December 31, 1999...................          --   $     --   35,435,398     $354       $ 87,690     $(44,058)
                                              ==========   ========   ==========     ====       ========     ========


                                                 NOTES                                     TOTAL
                                               RECEIVABLE                              STOCKHOLDERS'
                                                  FROM       TREASURY     DEFERRED        EQUITY
                                              STOCKHOLDERS    STOCK     COMPENSATION     (DEFICIT)
                                              ------------   --------   ------------   -------------
Balance, January 1, 1997....................      $ --        $  --       $    --        $    (70)
Issuance of preferred and common stock, net
 of issuance costs..........................                                                4,677
Issuance of common stock for services.......                                                  678
Issuance of preferred and common stock upon
 cancellation of notes payable..............                                                  840
Issuance of preferred and common stock in
 satisfaction of obligation to
 stockholder................................                                                   33
Repurchase of 205,532 shares of preferred
 stock and 2,215,065 shares of common
 stock......................................                   (630)                         (630)
Issuance of preferred and common stock in
 connection with the acquisition of The Main
 Quad.......................................                                                   82
Issuance of common stock warrant............                                                  194
Net loss....................................                                               (6,828)
                                                  ----        -----       -------        --------
Balance, December 31, 1997..................        --         (630)           --          (1,024)
                                                  ----        -----       -------        --------
Issuance of preferred and common stock, net
 of issuance costs..........................                                                1,916
Issuance of preferred and common stock in
 connection with the acquisition of The Main
 Quad.......................................                                                  176
Issuance of preferred and common stock upon
 cancellation of notes payable..............                                                  129
Issuance of common stock for services.......                                                  297
Exercise of common stock options............                                                    6
Distributions to stockholders...............                                               (2,320)
Deferred compensation relating to grants of
 stock options..............................                               (4,171)             --
Compensation relating to grants of stock
 options....................................                                  808             808
Net loss....................................                                              (10,536)
                                                  ----        -----       -------        --------
Balance, December 31, 1998..................        --         (630)       (3,363)        (10,548)
                                                  ----        -----       -------        --------
Exercise of common stock options and
 warrants...................................       (79)                                       597
Sale of common stock under employee stock
 purchase plan..............................                                                  246
Issuance of common stock and common stock
 warrants in connection with the acquisition
 of Mentor Interactive, Inc.................                                                  299
Issuance of common stock in connection with
 the acquisition of Transaction Service
 Providers..................................                                                 (174)
Issuance of common stock in initial public
 offering, net of issuance costs............                                               49,892
Conversion of preferred stock to common
 stock in connection with the initial public
 offering...................................                    630                        10,196
Issuance of common stock for services.......                                                  108
Issuance of common stock warrant............                                                2,221
Deferred compensation relating to grants of
 stock options..............................                                 (228)             --
Deferred compensation related to
 cancellation of stock options for
 terminated employees.......................                                  259              --
Compensation relating to grants of stock
 options....................................                                1,119           1,119
Issuance of common stock in connection with
 the acquisition of VoiceFX.................                                                5,646
Adjustment to conform fiscal periods for
 University Netcasting, Inc.................                                                1,647
Net loss....................................                                              (19,555)
                                                  ----        -----       -------        --------
Balance December 31, 1999...................      $(79)       $  --       $(2,213)       $ 41,694
                                                  ====        =====       =======        ========

                   See Note 1 for information on stock split.
  The accompanying notes are an integral part of these consolidated financial statements.

                            STUDENT ADVANTAGE, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1997       1998       1999
                                                              -------   --------   --------
Cash flows from operating activities:
  Net loss..................................................  $(6,828)  $(10,536)  $(19,555)
  Adjustments to reconcile net loss to net cash provided by
     (used for) operating activities:
     Depreciation and amortization..........................      351      1,155      1,994
     Reserve for bad debts..................................       70         --        180
     Amortization of discount on notes payable to
      stockholders..........................................      121         --         --
     Compensation expense relating to issuance of equity....       --        808      1,119
     Interest expense on notes payable to stockholders
      exchanged for stock...................................       11         --         --
     Issuance of stock in exchange for services.............      678        297        108
     Amortization of marketing expense associated with
      common stock warrant..................................       --         --        444
     (Gain) loss on disposal of assets......................       --         --        (16)
     Changes in assets and liabilities, net of effects of
      acquisitions:
       Accounts receivable..................................     (354)    (2,728)      (776)
       Prepaid expenses, other current assets and other
        assets..............................................     (128)      (169)    (2,375)
       Accounts payable.....................................      316      1,271      1,003
       Accrued compensation.................................      273        733        386
       Accrued expenses.....................................      648        854      2,472
       Deferred revenue.....................................    5,694      1,094      2,095
                                                              -------   --------   --------
       Net cash provided by (used for) operating
        activities..........................................      852     (7,221)   (12,921)
                                                              =======   ========   ========
Cash flows from investing activities:
  Purchases of fixed assets.................................     (357)    (1,332)    (3,137)
  Acquisitions of businesses for cash and common stock......     (429)      (655)    (2,485)
  Purchases of marketable securities........................       --         --    (47,223)
  Proceeds from sale of marketable securities...............       --         --     26,677
  Purchase of investment....................................       --         --     (4,262)
  Proceeds from sale of fixed assets........................       --         --         20
                                                              -------   --------   --------
       Net cash used for investing activities...............     (786)    (1,987)   (30,410)
                                                              =======   ========   ========
Cash flows from financing activities:
  Proceeds from sale of preferred and common stock, net of
     issuance costs.........................................    4,696     11,916     49,892
  Repayment of note from stockholder........................       --        165         --
  Proceeds from exercise of common stock options, warrants
     and employee stock purchase plan.......................       --          6        922
  Proceeds from issuance of common stock warrants...........      194         --         --
  Note payable..............................................       --         --        100
  Proceeds from long-term debt..............................       39         --         --
  Proceeds from short-term debt -- related party............      989      1,410         --
  Repayment of short-term debt -- related party.............     (250)    (1,635)        --
  Repurchase of common and preferred stock..................     (630)        --         --
  Distributions to stockholders.............................       --     (2,320)        --
                                                              -------   --------   --------
       Net cash provided by financing activities............    5,038      9,542     50,914
                                                              =======   ========   ========
Adjustment to conform fiscal period of University
  Netcasting, Inc...........................................       --         --      1,647
Net increase in cash and cash equivalents...................    5,104        334      9,230
Cash and cash equivalents, beginning of year................      702      5,806      6,140
                                                              -------   --------   --------
Cash and cash equivalents, end of year......................  $ 5,806   $  6,140   $ 15,370
                                                              =======   ========   ========
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest......................  $    28   $     87   $     --
                                                              =======   ========   ========
Cash paid during the year for taxes.........................  $     1   $      1   $     --
                                                              =======   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            STUDENT ADVANTAGE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION, NATURE OF BUSINESS AND BASIS OF PRESENTATION

     Student Advantage, Inc. (the "Company") provides college students with discounts on a broad range of products and services nationwide through the Student Advantage membership program, as well as its Web sites and magazine. Student Advantage also offers marketing services to corporations seeking to communicate effectively with the college student market.

     Student Advantage, Inc. is the surviving entity of a reorganization of Student Advantage LLC, a limited liability company. In October 1998, Student Advantage LLC effected a recapitalization pursuant to which each of the 10,911 outstanding Members' Interests converted into 137 Preferred Members' Interests and 1,479 Common Members' Interests, (or an aggregate of 1,497,036 Preferred Members' Interests and 16,133,892 Common Members' Interests). Each Member received the proportion of Preferred and Common Members' Interests that corresponded to such Member's proportion of the 10,911 Members' Interests that existed immediately prior to the recapitalization. Immediately following such recapitalization, certain Members sold an aggregate of 1,250,000 Preferred Members' Interests to two investors for aggregate consideration of $10 million. Immediately following such transaction, the Company was reorganized from an "LLC" to a "C" corporation, and as part of such reorganization, each Member received the number of shares of common stock and of preferred stock of the Company that was equal to the number of common and preferred Members' Interests that such Member held immediately prior to the reorganization. The assets and liabilities of the limited liability company were transferred to Student Advantage at historical cost. The recapitalization and reorganization have been accounted for retroactively in the accompanying financial statements.

     Student Advantage operates in one segment and is subject to the risks and uncertainties common to growing companies, including reliance on certain customers, growth and commercial acceptance of the Internet, dependence on principal products and services and third-party technology, activities of competitors, dependence on key personnel such as Raymond V. Sozzi, Jr., Student Advantage's Chief Executive Officer, and limited operating history.

     Student Advantage has also experienced substantial net losses since its inception and, as of December 31, 1999, had an accumulated deficit of $44.1 million. Such losses and accumulated deficit resulted primarily from significant costs incurred in the development of the Company's products and services and the preliminary establishment of the Company's infrastructure. For the foreseeable future, the Company expects to continue to experience growth in its operating expenses in order to execute its current business plan.

     In May 1999, the Company increased the number of authorized shares of common stock to 50,000,000. On April 5, 1999, the Company declared a 3-for-1 stock split in the form of a stock dividend, which was effective on May 21, 1999. On June 23, 1999, the Company increased the number of total authorized shares of common stock to 150,000,000. All periods presented have been restated to reflect the stock dividend.

     In June 1999, the Company acquired University Netcasting, Inc. ("UNI"). This acquisition was accounted for using the pooling of interests method; accordingly, the historic consolidated financial statements of Student Advantage prior to the acquisition have been restated to reflect the financial position, results of operations and cash flows of UNI.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The consolidated financial statements include the accounts of Student Advantage, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

  Cash and Cash Equivalents

     Student Advantage considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Student Advantage invests its excess cash in money markets and certificates of deposit, which are subject to minimal credit and market risk. Student Advantage's cash equivalents are classified as

                            STUDENT ADVANTAGE, INC.

"available for sale" and are recorded at cost which approximates fair value. As of December 31, 1999, the Company had cash equivalents of $10,200,000, included in cash and cash equivalents. As of December 31, 1998, the Company had no cash equivalents.

  Marketable Securities

     Marketable securities consist of certificates of deposit, commercial paper and other equity securities. The Company classifies its marketable securities as "available for sale" and reports them at fair value, with unrealized gains and losses excluded from earnings and reported as an adjustment in stockholders' equity. As of December 31, 1999, the cost of the marketable securities approximates fair value. All marketable securities held at December 31, 1999 mature within one year. Gross realized and unrealized gains and losses which are calculated on a specific identification basis, for the year ended December 31, 1999 were immaterial.

  Investment

     On November 12, 1999, Student Advantage made an equity investment in edu.com, a privately held e-commerce company. Student Advantage paid approximately $4.3 million in exchange for approximately 922,000 shares of Series B preferred stock of edu.com. This investment is being recorded at the lower of cost or market. In January 2000, Student Advantage invested an additional $1.0 million in exchange for approximately 217,000 shares of Series B preferred stock.

  Revenue Recognition

     The Company derives subscription revenue from membership fees related to enrolling students in the Student Advantage Membership program. Subscription revenue is recognized ratably over the remaining term of the membership agreements. Other revenue includes advertising, marketing services, and commerce. The Company derives revenue from advertisements placed in SAM, Student Advantage Magazine, and on its web sites. Revenue from fees related to advertisements placed in SAM are recognized when the magazine is shipped to members. Web site advertising revenue is recognized as the related impressions are displayed, provided that no significant obligations remain and collection of the related receivable is probable. Certain advertising arrangements include guarantees of a minimum number of impressions. For arrangements with guarantees, revenue is recognized based upon the lesser of: 1) ratable recognition over the period the advertising is displayed, provided that no significant Company obligations remain and collection of the receivable is probable, or 2) a pro-rata portion of contract revenue based upon impressions delivered relative to minimum guaranteed impressions to be delivered. Marketing services revenue is derived from providing tailored marketing services to corporations seeking to market their products and services to college students. Fees from marketing services are recognized as the related services are rendered, provided that no significant obligations remain and collection of the related receivable is probable. Commerce revenue is derived primarily from transaction-based fees earned from reselling products and services, and acquiring customers, on behalf of other businesses. This revenue is recognized upon the completion of the related contractual obligations. Payments received in advance of revenue being earned are recorded as deferred revenue.

  Fair Value of Financial Instruments

     The carrying amounts of Student Advantage's financial instruments, which include cash equivalents, marketable securities, investment, accounts payable, accrued expenses and notes payable, approximate their fair values at December 31, 1998 and 1999.

  Concentrations of Credit Risk and Significant Customers

     Financial instruments which potentially expose the Company to concentration of credit risk are comprised primarily of cash, cash equivalents, marketable securities and trade accounts receivable. The Company places its cash, cash equivalents and marketable securities with financial institutions that have high credit ratings. Management believes its credit policies are prudent and reflect normal industry terms and business risk. The Company does not anticipate non-performance by the counterparties and, accordingly, does not require collateral. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management's

                            STUDENT ADVANTAGE, INC.

expectations. For the years ended December 31, 1997, 1998 and 1999, one customer accounted for 50%, 61% and 55% of total revenue, respectively. At December 31, 1998, one customer accounted for 60% of accounts receivable and at December 31, 1999, two customers accounted for 56% of accounts receivable.

  Product Development

     Costs incurred in product development by Student Advantage are expensed as incurred.

  Property and Equipment

     Fixed assets are recorded at cost and depreciated over their estimated useful lives, generally three to five years, using the straight-line method. Repair and maintenance costs are expensed as incurred.

  Intangible and Other Assets

     Intangible assets include the excess of the purchase price over identifiable net assets acquired in acquisitions. Such assets include goodwill, completed technology, workforce, customer lists and non-compete agreements, web sites and other intangible assets, which are being amortized on a straight-line basis over their estimated economic lives ranging from two to five years. Accumulated amortization was $871,000 and $1.8 million at December 31, 1998 and 1999, respectively. The Company periodically evaluates its intangible assets for potential impairment, and to date no impairment losses have been recorded.

  Accounting for Stock-Based Compensation

     Student Advantage accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense is recorded for options issued to employees in fixed amounts and with fixed exercise prices at least equal to the fair market value of Student Advantage's common stock at the date of grant. Student Advantage has adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," through disclosure only (Note 8). All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123.

  Income Taxes

     Prior to its reorganization as a C Corporation in 1998 (Note 1), Student Advantage was treated as a limited liability company for federal and state income tax purposes. Accordingly, no provision for corporate income taxes was recorded during this period and all losses were passed through to Student Advantage LLC's members. At the time of its reorganization, Student Advantage adopted the liability method of accounting for income taxes as set forth in SFAS No. 109, "Accounting for Income Taxes."

  Advertising Expense

     Student Advantage recognizes advertising expense as incurred. Advertising expense was approximately $468,000, $824,000 and $1.2 million for the years ended December 31, 1997, 1998 and 1999, respectively.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash Flow Information

     During 1997, the Company issued 37,045 shares of Preferred Stock and 399,244 shares of Common Stock in connection with the acquisition of a company.

                            STUDENT ADVANTAGE, INC.

     During 1997, the Company issued 27,440 shares of Preferred Stock and 295,736 shares of Common Stock in exchange for the cancellation of a $24,000 note payable.

     During 1997, the Company issued 32,792 shares of Preferred Stock and 353,404 shares of Common Stock in satisfaction of an obligation to a stockholder.

     During 1998, the Company issued 65,858 shares of Preferred Stock and 709,768 shares of Common Stock in connection with a contingent payment relating to a 1997 acquisition of a company.

     During 1998, the Company issued 48,022 shares of Preferred Stock and 517,538 shares of Common Stock in exchange for a note receivable of $165,000.

     During 1999, the Company issued 448,138 shares of Common Stock and a warrant to purchase 24,000 shares of Common Stock, in connection with the acquisitions of companies.


Liabilities assumed in connection with these acquisitions
  were as follows (in thousands):
  Fair value of tangible and intangible assets and goodwill
     acquired...............................................  $ 8,626
  Common stock, common stock options and warrants issued....   (6,189)
  Cash paid.................................................   (1,462)
                                                              -------
  Liabilities assumed.......................................  $   975
                                                              =======

     During 1999, the Company issued 8,658 shares of Common Stock in exchange for services received.

     During 1999, the Company issued 237,000 shares of Common Stock in exchange for notes receivable of $79,000.

     During 1999 the Company issued a warrant to purchase 550,000 shares of Common Stock to Lycos, Inc. in connection with a marketing agreement (Note 7).

  Net Loss Per Share and Unaudited Pro Forma Net Loss Per Share

     Net loss per share is computed under SFAS No. 128, "Earnings Per Share." Basic net loss per share is computed using the weighted average number of shares. Diluted loss per share does not differ from basic loss per share since potential common shares from conversion of preferred stock (in 1997 and 1998) and exercise of stock options and warrants are anti-dilutive for all periods presented. Pro forma basic and diluted net loss per share have been calculated assuming the conversion of all outstanding shares of Series A preferred stock into common shares, as if the shares had converted immediately upon their issuance (see note 11).

  Reclassification

     Certain prior year amounts have been reclassified to conform to current year presentation.

  Recently Issued Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999 and is effective for Student Advantage's fiscal year ending December 31, 2000. Student Advantage does not expect the adoption of SFAS No. 133 to have a material effect on its financial position or results of operations. On July 7, 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging
Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment to FASB Statement No. 133." SFAS 133, as amended by SFAS 137, is effective for Student Advantage's fiscal year ending December 31, 2001.

     In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements." This bulletin summarizes certain views of the staff on applying

                            STUDENT ADVANTAGE, INC.

generally accepted accounting principles to revenue recognition in financial statements. The staff believes that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller's price to the buyer is fixed or determinable; and collectibility is reasonably assured. The Company does not expect the application of this bulletin to have a material impact on the Company's financial positions or results of operation.

3.  ACQUISITIONS

     For acquisitions accounted for under the purchase method, the purchase price of each transaction has been allocated to the assets acquired and liabilities assumed based on the fair value of such assets and liabilities at the respective acquisition dates.

     In December 1997, Student Advantage completed its acquisition of The Main Quad, Inc. ("Main Quad"), a company that owned and operated web sites focused on students. Student Advantage paid $272,000 in cash and issued 399,244 shares of common stock and 37,045 shares of preferred stock with an aggregate estimated fair value of $106,000 in exchange for the net assets of The Main Quad, which consisted of certain office equipment as well as Web sites, customer lists, non-compete agreements and other intangible assets. Student Advantage amortized these tangible and intangible assets on a straight-line basis over a two-year period. The agreement also provided for the payment of additional consideration by Student Advantage upon the resolution of certain contingencies. In 1998, the agreement was amended to eliminate the contingency provisions, and Student Advantage agreed to issue an additional 709,768 shares of common stock and 65,858 shares of preferred stock with an aggregate fair value of $225,000, which has been recorded as additional cost of the assets acquired. This acquisition was accounted for under the purchase method of accounting; accordingly, the operating results of The Main Quad have been included in Student Advantage's financial statements since the date of acquisition.

     In December 1997, Student Advantage completed its acquisition of Loci, Inc. ("Loci"), a company that owned and operated a Web site focused on students. Student Advantage paid approximately $100,000 in cash in exchange for the net assets of Loci, which consisted of the Web site, customer lists, non-compete agreements and other intangible assets. This acquisition has been accounted for under the purchase method of accounting; accordingly, the operating results of Loci have been included in Student Advantage's financial statements since the date of acquisition. Student Advantage is amortizing these intangible assets on a straight-line basis over a three-year period.

     Student Advantage entered into an agreement effective January 1, 1998 for the purchase of Collegiate Advantage, Inc., a provider of marketing and promotional services to the college community. The cost of the acquisition consisted of $601,000 in cash (including transaction costs) and the assumption of liabilities of $275,000. During 1998, the Company paid additional contingent consideration of $50,000. During 1999, the Company agreed to make additional payments totaling $715,000 in three installments ending on January 31, 2001. As of December 31, 1999, $355,000 remains outstanding. These additional payments have been recorded as an additional cost of the assets acquired. This acquisition was accounted for under the purchase method of accounting; accordingly, the operating results of Collegiate Advantage have been included in Student Advantage's financial statements since January 1, 1998. The following unaudited pro forma data summarizes the results of operations for the year ended December 31, 1997 as if the acquisition of Collegiate Advantage had been completed on January 1, 1997. The pro forma data gives effect to actual operating results prior to the acquisition and adjustments to interest income and amortization of goodwill and other intangible assets. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred on January 1, 1997 or that may be obtained in the future.

                            STUDENT ADVANTAGE, INC.

                                                               FOR THE YEAR ENDED
                                                                DECEMBER 31, 1997
                                                            -------------------------
                                                            (UNAUDITED, IN THOUSANDS,
                                                             EXCEPT PER SHARE DATA)
Net revenue...............................................           $ 9,664
Net loss..................................................           $(6,971)
Net loss per common share:
  Basic and diluted.......................................           $ (0.42)

     On April 1, 1999, Student Advantage completed its acquisitions of The Travel Holding Group, LLC and The Campus Agency, LLC in exchange for a promissory note in the amount of $330,000. The Campus Agency provides media planning and strategy consulting services to the U.S. student travel market. The Travel Holding Group is a reseller of Eurail passes. The acquisitions have been accounted for under the purchase method of accounting; accordingly, the results of operations of each company have been included in Student Advantage's results beginning on the acquisition date. Goodwill and other intangible assets in the aggregate amount of $305,000 were recorded in connection with these acquisitions and are being amortized over three years.

     On May 27, 1999, Student Advantage acquired substantially all of the assets of Mentor Interactive Corp., a provider of Internet-based research tools and related materials, in exchange for 18,056 shares of common stock and a warrant to purchase 24,000 shares of common stock at a purchase price of $11.08 per share with an aggregate estimated fair value of approximately $300,000. This acquisition has been accounted for under the purchase method of accounting; accordingly, the results of Mentor Interactive Corp. have been included in Student Advantage's results beginning on the acquisition date. Goodwill and other intangible assets in the aggregate of $312,000 were recorded with the acquisition and are being amortized over three years.

     On June 11, 1999, Student Advantage acquired Transaction Service Providers, Inc., a provider of debit card services to college students and local merchants. This acquisition has been accounted for using the pooling of interests method; because the historical results of operations and financial position of Transaction Service Providers were immaterial to Student Advantage, prior period financial statements have not been restated. Accordingly, Transaction Service Providers' results of operations have been included in Student Advantage's results as of April 1, 1999. In connection with the acquisition, Student Advantage issued 195,000 shares of common stock to the stockholders of Transaction Service Providers.

     On June 18, 1999, Student Advantage acquired all of the outstanding stock of University Netcastings, Inc. ("UNI") in exchange for 2,425,610 shares of Student Advantage common stock and the conversion of all UNI outstanding common stock options for options to purchase 66,634 shares of Student Advantage common stock. UNI is a leading operator of official athletic web sites for colleges, universities and college sports associations. Through its FANSonly Network, UNI provides sports fans with comprehensive online information and analysis on college sports. This acquisition was accounted for using the pooling of interests method; accordingly, the historic consolidated financial statements of Student Advantage prior to the acquisition have been restated to reflect the financial position, results of operations and cash flows of UNI.

     Effective June 18, 1999, UNI's fiscal year end changed from March 31 to December 31 to conform to Student Advantage's year end. UNI's results of operations for the years ended March 31, 1997, 1998 and 1999 have been included in Student Advantage's December 31, 1996, 1997 and 1998 results, respectively. UNI's results for year ended December 31, 1999 have been included in Student Advantage's year ended December 31, 1999 results. Accordingly, UNI's operations for the three months ended March 31, 1999 have been included in Student Advantage's results for both the years ended December 31, 1998 and 1999. Revenue and net loss for UNI for the three months ended March 31, 1999 were $682,000 and $1.6 million, respectively. This net loss has been reported as an adjustment to the consolidated accumulated deficit.

                            STUDENT ADVANTAGE, INC.

     The following is a reconciliation of revenues and net loss previously reported by Student Advantage for the years ended December 31, 1997 and 1998, with the combined amounts currently presented in the consolidated financial statements for those periods (in thousands):

                                                YEAR ENDED
                       -------------------------------------------------------------
                       12/31/97   3/31/98   12/31/97   12/31/98   3/31/99   12/31/98
                          SA        UNI     COMBINED      SA        UNI     COMBINED
                       --------   -------   --------   --------   -------   --------
Revenues.............  $  3,792   $ 1,023   $ 4,815    $ 17,443   $ 1,917   $ 19,360
Net loss.............  $ (3,152)  $(3,676)  $(6,828)   $ (5,115)  $(5,421)  $(10,536)

     On October 7, 1999, Student Advantage acquired Voice FX Corporation ("Voice FX"), a leading provider of internet and interactive voice response services to college and university registrars. In connection with the acquisition, Student Advantage paid approximately $1.1 million in cash, issued 430,082 shares of Student Advantage common stock, valued at approximately $5.0 million, and agreed to assume all outstanding options to purchase Voice FX common stock through issuing 59,687 options to purchase common stock valued at approximately $0.7 million. Student Advantage also incurred approximately $150,000 in professional and other fees associated with this acquisition. The acquisition has been accounted for under the purchase method of accounting; accordingly, Voice FX's results of operations have been included in Student Advantage's results of operations beginning on the acquisition date. Goodwill and other intangible assets in the aggregate amount of $6.3 million have been recorded in connection with the acquisition and are being amortized on a straight-line basis over expected useful lives of between three and five years.

     The acquired assets and assumed liabilities associated with the purchase of Voice FX have been allocated as follows (in thousands):

Working capital, net........................................  $   21
Fixed assets................................................     564
Completed technology........................................   1,230
In-place workforce..........................................     470
Goodwill....................................................   4,644
                                                              ------
  Total purchase price......................................  $6,929
                                                              ======

     The following unaudited pro forma data summarizes the results of operations for the years ended December 31, 1998 and 1999 as if the acquisition of Voice FX had been completed on the first day of each respective period. The pro forma data gives effect to actual operating results prior to the acquisition and adjustments to reflect amortization of goodwill and other intangible assets. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred on January 1, 1998 and 1999, respectively or that may be obtained in the future.

                                                           YEAR ENDED DECEMBER 31,
                                                          --------------------------
                                                             1998           1999
                                                          -----------    -----------
                                                          (UNAUDITED, IN THOUSANDS,
                                                            EXCEPT PER SHARE DATA)
Net revenue.............................................   $ 21,395       $ 31,571
Net loss................................................   $(13,328)      $(21,781)
Net loss per common share:
  Basic and diluted.....................................   $  (0.73)      $  (0.79)

                            STUDENT ADVANTAGE, INC.

4.  PROPERTY AND EQUIPMENT

     Property and equipment consist of the following (in thousands):

                                                                DECEMBER 31,
                                                              ----------------
                                                               1998      1999
                                                              ------    ------
Furniture and fixtures......................................  $   73    $  246
Computer equipment and software.............................   1,097     5,607
Equipment...................................................     238       298
Leasehold improvements......................................     412       699
                                                              ------    ------
                                                               1,820     6,850
Less: Accumulated depreciation and amortization.............     434     2,812
                                                              ------    ------
                                                              $1,386    $4,038
                                                              ======    ======

     Depreciation and amortization expense with respect to property and equipment for the years ended December 31, 1997, 1998 and 1999 was $132,000, $351,000 and $867,000, respectively.

5.  BORROWINGS

     During 1998, the Company entered into a $1.25 million line of credit agreement with a bank expiring in April of 1999. The agreement is subject to certain financial covenants as defined in the agreement, and the assets of the Company collateralize the related obligation. Borrowings under the agreement bear interest at the bank's rate, which at December 31, 1998 was 9.25%. During 1998, the Company borrowed $1.25 million under the agreement. There were no borrowings outstanding at December 31, 1998.

     In April 1999, this line of credit agreement was replaced with and superseded by a new line of credit agreement which provides for borrowings of up to $2.75 million, including a $250,000 equipment line of credit. The terms of this line of credit agreement require the maintenance of certain minimum financial ratios and conditions and includes other covenants similar to those in the initial agreement. A termination of the Company's agreements with AT&T would give the bank the right to terminate the credit agreement. All borrowings under this line of credit agreement bear interest at a rate of LIBOR plus 2% or at the bank's rate (8.0% at December 31, 1999), and expires in June 2000. There were no borrowings outstanding at December 31, 1999.

6.  PREFERRED STOCK

     Prior to the conversion of the Series A preferred stock upon the closing of the Company's initial public offering ("IPO") (see Note 7), the Series A preferred stockholders had the following rights and privileges:

  Voting Rights

     Each holder of the Series A preferred stock was entitled to a number of votes equal to the number of shares of common stock into which each share of such stock was then convertible. With respect to the election of directors, the Series A preferred stockholders, voting as a single class, could have elected two directors.

  Conversion

     Each share of Series A preferred stock was convertible, at the option of the holder, into three shares of common stock, subject to certain anti-dilution adjustments. Each share of the Series A preferred stock automatically converted into three shares of common stock upon the closing of the Company's IPO on June 23, 1999 (see note 7).

  Dividend Rights

     The Series A preferred stockholders were not entitled to receive any dividends unless declared by Student Advantage's Board of Directors. In the event that dividends were paid on the common stock, the Series A preferred stockholders were entitled to receive dividends at the same rate and at the same time as the common stockholders,

                            STUDENT ADVANTAGE, INC.

with each share of Series A preferred stock being treated as equal to the number of shares of common stock into which each share of such stock was convertible.

  Liquidation Preferences

     In the event of any liquidation, dissolution or winding up of Student Advantage, the Series A preferred stockholders were entitled to receive, in preference to the holders of the common stock, an amount equal to the greater of $8.00 per share, subject to certain anti-dilutive adjustments, or such amount as were payable had such shares been converted to common stock just prior to liquidation. Any assets remaining following the initial distribution to the preferred stockholders would have been available for distribution ratably among the common stockholders only.

  Redemption

     On October 16, 2003, at the request of at least one-third of the holders of the Series A preferred stock, Student Advantage would have redeemed the then outstanding shares of Series A preferred stock from each holder that requested redemption. Upon redemption, each holder of the Series A would have been entitled to receive a cash payment equal to $8.00 per share plus any declared but unpaid dividends.

  Undesignated Preferred Stock

     On April 5, 1999, Student Advantage's Board of Directors approved, which the stockholders approved in May 1999, 5,000,000 shares of undesignated preferred stock. Issuances of the undesignated preferred stock may be made at the discretion of the Board of Directors (without stockholder approval), in one or more series and with such designations, rights and preferences as determined by the Board. As a result, the undesignated preferred stock may have dividend, liquidation, conversion, redemption, voting or other rights which may be more expansive than the rights of holders of common stock.

7.  STOCKHOLDERS' EQUITY (DEFICIT)

  Warrants issued to Lycos

     In July 1999, Student Advantage entered into a marketing agreement with Lycos, Inc. In connection with the transaction, Lycos was granted a warrant (the "Lycos warrant") to purchase 550,000 shares of Student Advantage common stock at a price of $10.875 per share. The Lycos warrant terminates on July 21, 2002 and is exercisable on or after July 21, 2000. The Company has valued the Lycos warrant at $2.2 million, which is included in other assets, and which is being recognized as a sales and marketing expense on a straight-line basis over the thirty-month term of the marketing agreement. During 1999, $444,000 of the warrants value was recognized as sales and marketing expense.

     In May 1999, Student Advantage issued a warrant for the purchase of 24,000 shares of common stock at a purchase price of $11.08 per share in connection with its acquisition of Mentor Interactive Corp (see Note 3). This warrant was exercisable upon issue and expires on May 27, 2000.

  Initial Public Offering ("IPO")

     On June 23, 1999, the Company completed an IPO of 6,000,000 shares of common stock resulting in proceeds of approximately $44.6 million. Upon closing of the IPO, each outstanding share of redeemable convertible preferred stock converted into shares of common stock at a three to one ratio. On July 21, 1999, an additional 900,000 shares of common stock were issued by the Company as a result of the full exercise of the underwriters' over-allotment option. The Company received additional proceeds of $6.7 million as a result of the exercise.

                            STUDENT ADVANTAGE, INC.

8.  STOCK AWARD PLANS

  1995 Stock Option Plan

     In 1995, the Board of Directors of UNI adopted the 1995 Stock Option Plan (the "1995 Plan") authorizing the issuance of incentive and non-qualified options and UNI common stock to select employees and non-employees. Options granted under the 1995 Plan expire in ten years or less. The vesting terms were set by the 1995 Plan's administrator, and were generally established with monthly vesting over periods of four years, including cliff vesting at the end of the first year of 25%. Stock option activity under this plan is reflected in the table below.

  1996 Stock Option Plan

     In 1996, the Board of Directors of UNI adopted the 1996 Stock Option Plan (the "1996 Plan") authorizing the issuance of incentive and non-qualified stock to eligible employees. Options granted under the 1996 Plan expire in ten years or less. The vesting terms were set by the 1996 Plan's administrator, and were generally established with monthly vesting over a four-year period and cliff vesting at the end of the first year of 25%. Stock option activity under this plan is reflected in the table below.

  1998 Stock Incentive Plan

     Under the 1998 Incentive Stock Plan, the Board of Directors may award options and restricted stock or other stock-based awards. Incentive stock options may not be granted at less than the fair market value of Student Advantage's common stock at the date of grant, for a term not to exceed ten years and generally vesting over a four-year period. The exercise price under each non-qualified stock option shall be specified by the Board of Directors. Awards made under the 1998 Stock Plan may be made at the discretion of the Board of Directors with terms to be defined therein.

     On April 5, 1999, the Board approved, which the stockholders approved in May 1999, an amendment to the 1998 Stock Plan providing for the issuance of up to an aggregate 7,500,000 shares of Student Advantage common stock to eligible employees, officers, directors, consultants and advisors of Student Advantage.

     Prior to 1998, there was no compensation expense recognized for stock option grants made by Student Advantage under APB Opinion No. 25. For the year ended December 31, 1998 and 1999, compensation expense recognized for stock option grants totaled $808,000 and $1.1 million. Had compensation cost for the Company's option grants been determined based on the fair value at the date of grant consistent with the method prescribed by SFAS No. 123, Student Advantage's net loss and net loss per share would have increased to the pro forma amounts indicated below:

                                                                  YEAR ENDED DECEMBER 31,
                                                           -------------------------------------
                                                             1997          1998          1999
                                                           ---------    ----------    ----------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net loss:
  As reported............................................   $(6,828)     $(10,536)     $(19,555)
  Pro forma..............................................    (6,834)      (10,574)      (21,766)
Basic and diluted net loss per share:
  As reported............................................     (0.41)        (0.59)        (0.71)
  Pro forma..............................................     (0.41)        (0.60)        (0.79)

     Because additional option grants are expected to be made subsequent to December 31, 1999, and because most options vest over several years, the pro forma effects of applying the fair value method may be material to the results of operations in future years.

     Under SFAS No. 123, the fair value of each employee option grant is estimated on the date of grant using the Black-Scholes option pricing model to apply the Black-Scholes option pricing model with the following weighted-average assumptions used for grants made during the years ended December 31, 1997, 1998 and 1999: no dividend

                            STUDENT ADVANTAGE, INC.

yield; risk free interest rates of 5.5%, 4.54% and 5.25%, respectively; no volatility in 1997 and 1998, 97% in 1999; and an expected option term of 7.9, 4 and 6 years, respectively.

     Stock option activity under the Company's option plans since January 1, 1997 is as follows:

                                                           OUTSTANDING OPTIONS
                                  ----------------------------------------------------------------------
                                          1997                    1998                     1999
                                  ---------------------   ---------------------   ----------------------
                                              WEIGHTED-               WEIGHTED-                WEIGHTED-
                                               AVERAGE                 AVERAGE                  AVERAGE
                                   NUMBER     EXERCISE     NUMBER     EXERCISE      NUMBER     EXERCISE
                                  OF SHARES     PRICE     OF SHARES     PRICE     OF SHARES      PRICE
                                  ---------   ---------   ---------   ---------   ----------   ---------
Outstanding -- beginning of
  year..........................   30,320       $1.05        39,842     $2.50      2,375,073    $ 0.41
  Granted, at fair value........   13,373        5.70        37,206      4.27      2,842,299    $10.05
  Granted, at below fair
     value......................       --          --     2,313,000      0.33         47,550    $ 1.87
  Exercised.....................       --          --        (1,124)     5.70     (1,053,005)   $ 0.44
  Canceled......................   (3,851)       2.24       (13,851)     3.94       (328,472)   $ 4.99
                                   ------                 ---------               ----------
Outstanding December 31,........   39,842       $2.50     2,375,073     $0.41      3,883,445    $ 7.09
                                   ======                 =========               ==========
Exercisable at December 31,.....   24,222       $1.91       485,951     $0.49        495,443    $ 4.11
                                   ======                 =========               ==========

     As of December 31, 1999, 2,689,869 shares were available for grant under the 1998 Stock Plan.

     The following table summarizes information about stock options outstanding at December 31, 1999:

                     OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
-------------------------------------------------------------   ------------------------------------
                  NUMBER                                            NUMBER OF
               OUTSTANDING      WEIGHTED                             SHARES
                  AS OF         AVERAGE                         EXERCISABLE AS OF
               DECEMBER 31,    REMAINING     WEIGHTED AVERAGE     DECEMBER 31,      WEIGHTED AVERAGE
                   1999       LIFE (YEARS)    EXERCISE PRICE          1999           EXERCISE PRICE
               ------------   ------------   ----------------   -----------------   ----------------
$0.33 -$0.33      140,062         8.94            $ 0.33               1,312             $ 0.33
$0.33 -$0.54    1,064,257         8.93            $ 0.34             262,676             $ 0.35
$0.54 -$5.70       73,281         8.34            $ 2.76              51,660             $ 3.14
$8.00 -$8.00      581,250         9.46            $ 8.00                   0             $ 0.00
$8.25 -$9.50      100,050         9.52            $ 8.33                   0             $ 0.00
$9.90 -$9.90    1,116,001         9.37            $ 9.90             176,501             $ 9.90
$10.63-$12.25     468,794         9.75            $12.07               3,294             $10.83
$12.38-$21.75     339,250         9.81            $13.88                   0             $ 0.00
$22.25-$22.25         500         9.93            $22.25                   0             $ 0.00
                ---------                                            -------
                3,883,445         9.32            $ 7.09             495,443             $ 4.11
                =========                                            =======

  1999 Employee Stock Purchase Plan

     On April 5, 1999, the Board of Directors authorized, which the stockholders approved in May 1999, the 1999 Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan provides for the issuance of up to 450,000 shares of Student Advantage's common stock to eligible employees. Under the Purchase Plan, Student Advantage is authorized to make one or more offerings during which employees may purchase shares of common stock through payroll deductions made over the term of the offering. The per-share purchase price at the end of each offering is equal to 85% of the closing price of the common stock at the beginning or end of the offering period (as defined by the Purchase Plan), whichever is lower. During 1999, 36,258 shares of the Company's common stock were purchased under the Purchase Plan at $6.80 per share.

                            STUDENT ADVANTAGE, INC.

  Deferred Compensation

     During 1998, Student Advantage granted stock options to purchase 2,313,000 shares of its common stock with an exercise price of $0.33 per share. During 1999, Student Advantage granted stock options to purchase 47,550 shares of its common stock with an exercise price of $1.87 per share. During 1998 and 1999, Student Advantage recorded compensation expense relating to these options totaling $808,000 and $1.1 million, respectively. During 1998 and 1999, Student Advantage recorded deferred compensation of $4.2 million and $228,000, respectively, representing the differences between the estimated fair market value of the common stock on the date of grant and the exercise price. Compensation relating to options which vested immediately upon grant was expensed in full at the date of grant, while compensation related to options which vest over time was recorded as a component of stockholders' equity (deficit) and is being amortized over the vesting periods of the related options. In 1999, as a result of employee terminations deferred compensation related to certain of these options was reduced by approximately $259,000.

9.  INCOME TAXES

     Deferred tax assets are comprised of the following (in thousands):

                                                               DECEMBER 31,
                                                            ------------------
                                                             1998       1999
                                                            -------    -------
Deferred tax assets:
     Deferred revenue.....................................  $ 2,400    $ 3,366
     Start up costs.......................................      154         --
     Net operating loss carryforwards.....................    5,782      8,041
     Non current assets...................................      200        732
     Accruals.............................................      300        683
     Deferred compensation................................      300         --
     Other................................................      165        100
                                                            -------    -------
          Total deferred tax assets.......................    9,301     12,922
Deferred tax liability -- intangible assets...............       --       (628)
                                                            -------    -------
          Net deferred tax asset..........................    9,301     12,294
Deferred tax asset valuation allowance....................   (9,301)   (12,294)
                                                            -------    -------
                                                            $    --    $    --
                                                            =======    =======

     The Company has provided a full valuation allowance for the deferred tax assets since it is more likely than not that these future benefits will not be realized. If the Company achieves future profitability, a significant portion of these deferred tax assets could be available to offset future income taxes.

     As of December 31, 1999, the Company has a net operating loss carryforward for federal and state purposes of approximately $19.9 million, which expire at various dates through 2019.

     Under the Internal Revenue Code, certain substantial changes in the Company's ownership could result in an annual limitation on the amount of net operating loss and tax credit carryforwards which can be utilized in future years.

10.  EMPLOYEE SAVINGS PLAN

     During 1998, Student Advantage adopted an employee retirement savings plan under Section 401(k) of the Internal Revenue Code which covers substantially all employees. Under the terms of the 401(k) Plan, employees may contribute a percentage of their salary, up to a maximum of 20%. Student Advantage contributed $61,000 and $133,000 to the 401(k) Plan on behalf of its employees during 1998 and 1999, respectively.

                            STUDENT ADVANTAGE, INC.

11.  COMPUTATION OF NET LOSS PER SHARE AND PRO FORMA NET LOSS PER SHARE

     The following table reconciles the numerator and denominator of the basic and diluted net loss per share and the pro forma basic and diluted net loss per share (unaudited) computations shown on the consolidated statements of operations.

                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                1997          1998          1999
                                                              ---------    ----------    ----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Basic and diluted net loss per share:
Net loss....................................................   $(6,828)     $(10,536)     $(19,555)
                                                               =======      ========      ========
Basic and diluted weighted average common shares
  outstanding...............................................    16,588        17,710        27,410
                                                               =======      ========      ========
Basic and diluted net loss per share:.......................   $ (0.41)     $  (0.59)     $  (0.71)
                                                               =======      ========      ========
Pro forma basic and diluted net loss per share (unaudited)
Net loss....................................................                $(10,536)     $(19,555)
                                                                            ========      ========
Shares attributable to common stock, excluding effects of
  preferred stock conversion................................                  17,710        27,410
Shares attributable to the assumed conversion of preferred
  stock upon issuance.......................................                   5,062         3,816
                                                                            --------      --------
Pro forma basic and diluted weighted average shares
  outstanding (unaudited)...................................                  22,772        31,226
                                                                            ========      ========
Pro forma basic and diluted net loss per share
  (unaudited)...............................................                $  (0.46)     $  (0.63)
                                                                            ========      ========

     All outstanding options and warrants to purchase common stock (totaling 4,457,445) were excluded from the calculation of diluted earnings per share for all periods presented because their inclusion would have been anti-dilutive.

12.  COMMITMENTS AND CONTINGENCIES

     Student Advantage leases its operating facility and certain office equipment under noncancelable operating lease agreements. Rent expense under these leases for the years ended December 31, 1997, 1998 and 1999, totaled approximately $342,000, $914,000 and $1.5 million, respectively.

     Future minimum lease payments under noncancelable operating leases at December 31, 1999 are as follows (in thousands):

YEAR ENDING DECEMBER 31,                                      OPERATING LEASES
------------------------                                      ----------------
2000........................................................       $1,662
2001........................................................        1,476
2002........................................................        1,490
2003........................................................          984
2004........................................................          713
Thereafter..................................................        1,089
                                                                   ------
Total minimum lease payments................................       $7,414
                                                                   ======

                            STUDENT ADVANTAGE, INC.

  Legal Proceedings

     Student Advantage is from time to time subject to legal proceedings and claims which arise in the normal course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on Student Advantage's financial position or results of operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding directors and compliance with Section 16(a) of the Securities and Exchange Act of 1934, as amended, required by Item 10 is incorporated by reference from Student Advantage's definitive proxy statement for its Annual Meeting of Stockholders for the year ended December 31, 1999 (the "1999 Proxy Statement"). The information regarding executive officers of the Company is included in Part I of this Annual Report on Form 10-K under the section captioned "Executive Officers of the Registrant".

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated by reference from the 1999 Proxy Statement. The information specified in Item 402(k) and (1) of Regulation S-K and set forth in the 1999 Proxy Statement is not incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by Item 12 is incorporated by reference from the 1999 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by Item 13 is incorporated herein by reference from the 1999 Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A)(1) LIST OF FINANCIAL STATEMENTS

     The following are the consolidated financial statements of Student Advantage, Inc. and its subsidiaries appearing elsewhere herein:

        Report of Independent Accountants
        Consolidated Balance Sheets as of December 31, 1998 and 1999
        Consolidated Statement of Operations for the years ended
        December 31, 1997, 1998 and 1999
        Consolidated Statement of Changes in Redeemable Convertible
        Preferred Stock and Stockholders' Equity (Deficit) for the years ended December 31, 1997, 1998 and 1999
        Consolidated Statement of Cash Flows for the years ended
        December 31, 1997, 1998 and 1999

(A)(2)  LIST OF SCHEDULES

          All schedules to the consolidated financial statements are omitted because they are not applicable, not required, or the information required is included in the financial statements or notes thereto.

(A)(3)  EXHIBITS

     The Exhibits that are filed with this report or that are incorporated by reference herein are set forth in the Exhibit Index hereto.

(B) REPORTS ON FORM 8-K

     (i) The Company filed a Current Report on Form 8-K dated October 7, 1999 with the Securities and Exchange Commission on October 22, 1999.

     (ii) The Company filed Amendment No. 1 to the Current Report on Form 8-K dated October 7, 1999 with the Securities and Exchange Commission on November 15, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2000.

                                       STUDENT ADVANTAGE, INC.

                                       By:    /s/ RAYMOND V. SOZZI, JR.
                                         ---------------------------------------
                                                 Raymond V. Sozzi, Jr.
                                                     Chairman of the Board of
                                                       Directors,
                                                  President and Chief Executive
                                                        Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of March 30, 2000 by the following persons on behalf of the registrant and in the capacities indicated.

              SIGNATURE                                         TITLE                               DATE
              ---------                                         -----                               ----

      /s/ RAYMOND V. SOZZI, JR.            Chairman of the Board of Directors, President         March 30, 2000
------------------------------------       and Chief Executive Officer (Principal Executive
        Raymond V. Sozzi, Jr.              Officer)

     /s/ CHRISTOPHER B. ANDREWS            Vice President, Finance and Administration,           March 30, 2000
------------------------------------       Treasurer and Secretary (Principal Financial and
       Christopher B. Andrews              Accounting Officer)

        /s/ JOHN M. CONNOLLY               Director                                              March 30, 2000
------------------------------------
          John M. Connolly

        /s/ WILLIAM S. KAISER              Director                                              March 30, 2000
------------------------------------
          William S. Kaiser

         /s/ JOHN S. KATZMAN               Director                                              March 30, 2000
------------------------------------
           John S. Katzman

       /s/ MARC J. TURTLETAUB              Director                                              March 30, 2000
------------------------------------
         Marc J. Turtletaub

        /s/ CHARLES E. YOUNG               Director                                              March 30, 2000
------------------------------------
          Charles E. Young

                                 EXHIBIT INDEX

 EXHIBIT
   NO.                              DESCRIPTION
---------                           -----------
 3.1        Amended and Restated Certificate of Incorporation of the
            Registrant.
 3.2        Amended and Restated By-Laws of the Registrant, as amended.
 4.1(1)     Specimen certificate for shares of common stock.
10.1(1)     1998 Stock Incentive Plan, including form of stock option
            agreement for incentive stock option.*
10.2(1)     1999 Employee Stock Purchase Plan.*
10.3(1)     Loan and Security Agreement between USTrust Bank and the
            Registrant, dated March 31, 1999.
10.4(1)     Form of Indemnification Agreement between the Registrant and each of its directors and officers.*
10.5(1)     Investor Rights Agreement, dated as of October 20, 1998,
            among the Registrant and certain stockholders.*
10.6(1)     Employment Agreement, dated March 25, 1996, between the
            Registrant and Raymond V. Sozzi, Jr., as amended by First
            Amendment to Employment Agreement, dated as of October 20,
            1998.*
10.7(1)+    Agreement, effective as of February 1, 1997, between AT&T
            Communications, Inc. and the Registrant.
10.8(1)+    Marketing Agreement, effective February 1, 1998, between
            AT&T Corp. and the Registrant.
10.9(1)     Notice of AT&T's Election to Extend Agreements, dated July
            14, 1998.
10.10(1)+   Letter Agreement, dated May 20, 1999, between AT&T
            Communications, Inc. and the Registrant.
10.11(1)    Leases for premises at 280 Summer Street, Boston,
            Massachusetts.
10.12(3)    Sublease, dated as of May 20, 1999, between the Registrant and Morrison, Mahoney & Miller, LLP.
10.13(1)    Investment Agreement, dated March 25, 1996, between the
            Registrant and Princeton Review Publishing, L.L.C.
10.14(1)    Letter Agreement, dated September 8, 1997, between the
            Registrant and Princeton Review Publishing.
10.15(1)    Letter Agreement, dated October 20, 1998, between the
            Registrant and Princeton Review Publishing, L.L.C.
10.16(1)    Mailing and Fulfillment Services Agreement, dated August 8,
            1996, between the Registrant and Aero Fulfillment Services.
10.17(1)    Promissory Note (Equipment) to USTrust dated March 31, 1999.
10.18(1)    Master Note to USTrust Bank dated March 31, 1999.
10.19(1)    Letter Agreement, dated May 3, 1999, between the Registrant and Ronald J. Kos.*
10.20(2)    Common Stock Purchase Warrant, dated July 21, 1999 issued to
            Lycos, Inc.
21          Subsidiaries of the Registrant.
23.1        Consent of PricewaterhouseCoopers LLP.
27          Financial Data Schedule.

---------------
(1) Incorporated herein by reference from the Registrant's Registration Statement on Form S-1 (File No. 333-75807).

(2) Incorporated herein by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(3) Incorporated herein by reference from the Registrant's Registration Statement on Form S-1 (File No. 333-92367).

 + Confidential treatment previously granted by the Securities and Exchange Commission as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

 * Management contract or compensatory plan or arrangement filed as an Exhibit to this form pursuant to Items 14(a) and 14(c) of Form 10-K.