Form 10-Q
period 2000-03-31
STUDENT ADVANTAGE INC
filed 2000-05-15
CIK 1073508

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000

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


                                 (617) 912-2000
              (Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 35,756,638 shares of common stock as of April 28, 2000.

                                 ---------------

                            Student Advantage, Inc.
                                    Form 10-Q
                      For the Quarter ended March 31, 2000

                                 ---------------

                                      INDEX

                                                                                                       PAGE(S)
                                                                                                       -------
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets at March 31, 2000 (Unaudited) and December 31, 1999                 3

           Consolidated Statement of Operations for the three months ended March 31, 2000 and 1999         4
           (Unaudited)

           Consolidated Statement of Cash Flows for the three months ended March 31, 2000 and 1999         5
           (Unaudited)

           Notes to Consolidated Financial Statements (Unaudited)                                          6

Item 2.    Management Discussion and Analysis of Financial Condition and Results of Operations            10

           Risk Factors That May Affect Results of Operations and Financial Condition                     15

Item 3.    Quantitative and Qualitative Disclosure about Market Risk                                      23

PART II.   OTHER INFORMATION                                                                              23


Item 2.    Changes in Securities and Use of Proceeds                                                      23

Item 6.    Exhibits and Reports on Form 8-K                                                               23

Signatures                                                                                                24

Exhibit Index                                                                                             25

PART 1.   FINANCIAL INFORMATION.

ITEM 1.   FINANCIAL STATEMENTS.


                             STUDENT ADVANTAGE, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                      MARCH 31,   DECEMBER 31,
                                                                                                        2000         1999
                                                                                                      ---------   ------------
                                                                                                     (unaudited)
                                                  ASSETS
Current assets
  Cash and cash equivalents .....................................................................     $ 15,792      $ 15,370
  Marketable securities .........................................................................       11,889        20,546
  Accounts receivable (net of reserves of $453 and $328 at March 31, 2000, and December 31, 1999,        6,653         4,527
    respectively)
  Prepaid expenses and other current assets .....................................................        2,786         2,698
                                                                                                      --------      --------
   Total current assets .........................................................................       37,120        43,141
  Property and equipment, net ...................................................................        4,295         4,038
  Investment ....................................................................................        5,262         4,262
  Intangible and other assets, net ..............................................................        8,628         9,355
                                                                                                      --------      --------
   Total assets .................................................................................     $ 55,305      $ 60,796
                                                                                                      ========      ========
                                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable ................................................................................     $  2,723      $  3,329
Accrued compensation ............................................................................        1,044         1,523
Other accrued expenses ..........................................................................        5,608         4,574
Deferred revenue ................................................................................        9,213         9,576
                                                                                                      --------      --------
   Total current liabilities ....................................................................       18,588        19,002
                                                                                                      --------      --------
Notes payable ...................................................................................          100           100
                                                                                                      --------      --------
   Total liabilities ............................................................................       18,688        19,102
                                                                                                      --------      --------
Stockholders' equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized, 0 shares issued and outstanding
Common stock, $0.01 par value; Authorized: 150,000,000 shares; Issued and Outstanding:
  35,689,300 and 35,435,398 at March 31, 2000 and December 31, 1999, respectively ...............          356           354
  Additional paid-in capital ....................................................................       87,795        87,690
  Accumulated deficit ...........................................................................      (49,512)      (44,058)
  Notes receivable from stockholders ............................................................          (50)          (79)
  Deferred compensation .........................................................................       (1,972)       (2,213)
                                                                                                      --------      --------
     Total stockholders' equity .................................................................       36,617        41,694
                                                                                                      --------      --------
     Total liabilities, redeemable convertible preferred stock and stockholders' equity .........     $ 55,305      $ 60,796
                                                                                                      ========      ========


        The accompanying notes are an integral part of these consolidated financial statements.

                             STUDENT ADVANTAGE, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                      THREE MONTHS ENDED
                                                                                                           MARCH 31,
                                                                                                       2000         1999
                                                                                                   -----------   ---------
                                                                                                   (unaudited)  (unaudited)
Revenue
  Subscription ................................................................................     $  2,485      $  1,668
  Other .......................................................................................        8,657         3,239
                                                                                                    --------      --------
     Total revenue ............................................................................       11,142         4,907
                                                                                                    --------      --------
Costs and expenses
  Cost of subscription revenue ................................................................          556           320
  Cost of other revenue (excluding stock-based compensation of $18 and $23 for the three months
    ended March 31, 2000 and 1999, respectively) ..............................................        4,538         2,676
  Product development (excluding stock-based compensation of $76 and $79 for the three months
    ended March 31, 2000 and 1999, respectively) ..............................................        3,747         1,257
  Sales and marketing (excluding stock-based compensation of $110 and $136 for the three months
    ended March 31, 2000 and 1999, respectively) ..............................................        4,676         2,120
  General and administrative (excluding stock-based compensation of $37 and $35 for the three
    months ended March 31, 2000 and 1999, respectively) .......................................        2,304         1,925
  Depreciation and amortization ...............................................................        1,007           268
  Stock-based compensation ....................................................................          241           273
                                                                                                    --------      --------

     Total costs and expenses .................................................................       17,069         8,839
                                                                                                    --------      --------

Loss from operations ..........................................................................       (5,927)       (3,932)

Interest income (expense), net ................................................................          473            73
                                                                                                    --------      --------

Net loss ......................................................................................     $ (5,454)     $ (3,859)
                                                                                                    ========      ========

Basic and diluted net loss per share ..........................................................     $  (0.15)     $  (0.21)
                                                                                                    ========      ========

Shares used in computing basic and diluted net loss per share .................................       35,590        18,556
                                                                                                    ========      ========

Unaudited pro forma basic and diluted net loss per share ......................................     $  (0.15)     $  (0.14)
                                                                                                    ========      ========

Shares used in computing unaudited pro forma basic and diluted net loss per share .............       35,590        26,797
                                                                                                    ========      ========


        The accompanying notes are an integral part of these consolidated financial statements.

                             STUDENT ADVANTAGE, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                  FOR THE THREE MONTHS
                                                                                                     ENDED MARCH 31,
                                                                                                  2000          1999
                                                                                               -----------   ----------
                                                                                               (unaudited)   (unaudited)
Cash flows from operating activities:
  Net loss ................................................................................     $ (5,454)     $ (3,859)
  Adjustments to reconcile net loss to net cash
     used for operating activities:
     Depreciation and amortization ........................................................        1,007           268
     Reserve for allowances and bad debts .................................................          125          --
     Compensation expense relating to issuance of equity ..................................          241           273
     Amortization of marketing expense associated with common stock warrant ...............          222          --
     Changes in assets and liabilities, net of effects of acquisitions:
       Accounts receivable ................................................................       (2,251)          841
       Prepaid expenses, other current assets and other assets ............................          (86)         (243)
       Accounts payable ...................................................................         (606)         (204)
       Accrued compensation ...............................................................         (479)           30
       Accrued expenses ...................................................................        1,034           129
       Deferred revenue ...................................................................         (363)       (1,211)
                                                                                                --------      --------
       Net cash used for operating activities .............................................       (6,610)       (3,976)
                                                                                                ========      ========
Cash flows from investing activities:
  Purchases of fixed assets ...............................................................         (730)         (284)
  Acquisitions of businesses for cash and common stock ....................................          (31)         --
  Purchases of marketable securities ......................................................       (5,866)         --
  Proceeds from sale of marketable securities .............................................       14,523          --
  Purchase of investment ..................................................................       (1,000)         --
  Proceeds from sale of fixed assets ......................................................         --              16
                                                                                                --------      --------
       Net cash provided by (used for) investing activities ...............................        6,896          (268)
                                                                                                ========      ========
Cash flows from financing activities:
  Repayment of note from stockholder ......................................................           29          --
  Proceeds from exercise of common stock options, warrants and employee stock purchase plan          107            40
  Borrowings under line of credit .........................................................         --           1,000
                                                                                                --------      --------
       Net cash provided by financing activities ..........................................          136         1,040
                                                                                                ========      ========
Adjustment to conform fiscal period of University Netcasting, Inc. ........................         --           1,647
Net increase (decrease) in cash and cash equivalents ......................................          422        (1,557)
Cash and cash equivalents, beginning of year ..............................................       15,370         6,140
                                                                                                --------      --------
Cash and cash equivalents, end of year ....................................................     $ 15,792      $  4,583
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

                             STUDENT ADVANTAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - THE COMPANY

     BASIS OF PRESENTATION

     Student Advantage, Inc. and its subsidiaries ("Student Advantage" or the "Company") are dedicated to serving the needs of college students through our leading membership program and Web site. We provide college students with discounts on a broad range of products and services nationwide through the Student Advantage membership program, as well as our Web site and magazine. We also offer marketing services to corporations seeking to communicate effectively with the college student market. Through our FANSonly Network, FANSonly.com, we provide sports fans with comprehensive online information and analysis on college sports. Student Advantage, Inc. was incorporated in the State of Delaware on October 20, 1998. The Company began operations in 1992 as a sole proprietorship, converted to a general partnership in 1995, converted to a limited liability company in 1996 and became a C Corporation in 1998. From inception through December 1997, our revenue was derived primarily from annual membership fees. Since that time, we have expanded our product and service offerings through internal growth as well as acquisitions.

     In June 1999, the Company completed an initial public offering ("IPO") of 6,000,000 shares of the Company's common stock resulting in $44.6 million net of underwriters discounts and commissions. Upon closing of the IPO, each outstanding share of redeemable convertible preferred stock converted into shares of common stock at a three to one ratio. On July 21, 1999 an additional 900,000 shares of common stock were issued by the Company as a result of the full exercise of the underwriters' over-allotment option. The Company received additional net proceeds of $6.7 million as a result of the exercise.

     The financial statements for the three months ended March 31, 1999, have been restated to reflect the acquisition of University Netcasting, Inc. ("UNI") in June 1999, which was accounted for as a pooling of interests and, accordingly, the historical consolidated financial statements of the Company prior to the acquisition have been restated to include UNI's financial position, results of operations and cash flows.

     These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     UNAUDITED INTERIM FINANCIAL INFORMATION

     The unaudited interim consolidated financial statements of the Company for the three months ended March 31, 2000 and 1999, respectively, included herein have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

     In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2000, and the results of its operations and its cash flows for the three months ended March 31, 2000 and 1999, respectively. The results for the three months ended March 31, 2000 are not necessarily indicative of the expected results for the full fiscal year or any future period. Certain prior period balances have been reclassified to conform to the current period presentation.

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

     UNIVERSITY NETCASTING, INC. On June 18, 1999, Student Advantage acquired all of the outstanding capital stock of UNI in exchange for 2,425,610 shares of Student Advantage common stock and the conversion of all UNI outstanding common stock options for options to purchase a total of 66,634 shares of Student Advantage common stock. Through our FANSonly Network, FANSonly.com, we provide sports fans with comprehensive online information and analysis on college sports. This acquisition was accounted for using the pooling-of-interests method and, accordingly, the historic consolidated financial statements of Student Advantage prior to the acquisition have been restated to reflect the financial position, results of operations and cash flows of UNI.

     Effective, June 18, 1999, UNI's fiscal year end was changed from March 31 to December 31 to conform to Student Advantage's year end. UNI's results of operations for the three and nine months ended December 31, 1998 have been included in Student Advantage's three and nine months ended September 30, 1998 results, respectively. Accordingly, UNI's operations for the three months ended March 31, 1999 have been included in Student Advantage's results for both of the year ended December 31, 1998 and 1999. Revenue and net loss for UNI for the three months ended March 31, 1999 were $682,000 and $1.6 million, respectively. This net loss amount has been reported as an adjustment to the consolidated accumulated deficit.

     The following is a reconciliation of revenues and net loss previously reported by the company for the three month period ended March 31, 1999, with the combined amounts currently presented in the financial statements for that period:


             (IN THOUSANDS)            FOR THE THREE MONTHS ENDED
                               --------------------------------------------
                                  MARCH 31,      MARCH 31,
                                   1999            1999          1999
                                    SA              UNI        COMBINED
                                    --              ---        --------
           Revenues                $ 4,225        $   682       $ 4,907
           Net income (loss)       $(2,212)       $(1,647)      $(3,859)

     VOICE FX CORPORATION. On October 7, 1999, Student Advantage acquired Voice FX Corporation, a leading provider of Internet and Interactive Voice Response
(IVR) services to college and university registrars. In connection with the acquisition, Student Advantage paid approximately $1.1 million in cash, issued 430,082 shares of Student Advantage common stock and assumed all outstanding options to purchase Voice FX common stock through issuing 59,687 options to purchase common stock. The acquisition has been accounted for under the purchase method of accounting and the results of operations have been included in Student Advantage's results of operations beginning on the acquisition date. Goodwill and other intangible assets in the aggregate amount of $6.3 million has been recorded in connection with the acquisition and is being amortized on a straight-line basis over expected useful lives of between three and five years.

The acquired assets and assumed liabilities associated with the purchase of Voice FX have been allocated as follows (in thousands):

Working capital, net.................................................  $    21
Fixed assets.........................................................      564
Completed technology.................................................    1,230
In-place workforce...................................................      470
Goodwill.............................................................    4,644
                                                                       -------
  Total purchase price...............................................  $ 6,929
                                                                       =======


NOTE 3 - COMPUTATION OF UNAUDITED NET LOSS PER SHARE AND PRO FORMA NET LOSS PER SHARE(2)

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                            2000          1999
                                                                        -----------    ----------
BASIC AND DILUTED NET LOSS PER SHARE:                                   (UNAUDITED)    (UNAUDITED)
Net loss ............................................................     $ (5,454)     $ (3,859)
                                                                          ========      ========
Basic and diluted weighted average common shares outstanding (1), (3)       35,590        18,556
                                                                          ========      ========
Basic and diluted net loss per share ................................     $  (0.15)     $  (0.21)
                                                                          ========      ========
PRO FORMA BASIC AND DILUTED NET LOSS PER SHARE:
Net loss ............................................................     $ (5,454)     $ (3,859)
                                                                          ========      ========
Shares attributable to common stock, excluding effects of
   preferred stock conversion (1), (3) ..............................                     22,504
Shares attributable to the assumed conversion of convertible preferred stock upon closing of the initial public
   offering .........................................................                      4,294

Pro forma basic and diluted weighted average shares outstanding .....                     26,798
                                                                                        ========
Pro forma basic and diluted net loss per share ......................                   $  (0.14)
                                                                                        ========

(1) The financial results for the three month period ended March 31, 1999 has been restated to reflect the acquisition of University Netcasting, Inc. in June 1999, which was accounted for as a pooling of interests.

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

(3) All outstanding options and warrants to purchase common stock (totaling 4,126,115 and 2,357,106 at March 31, 2000 and 1999, respectively) were excluded from the calculation of diluted earnings per share for all periods presented because their inclusion would have been anti-dilutive.

NOTE 4 - WARRANT

     On July 21, 1999 Student Advantage entered into a marketing agreement with Lycos, Inc. In connection with the transaction, Lycos was granted a warrant (the "Lycos warrant") to purchase 550,000 shares of Student Advantage common stock at a price of $10.875 per share. The Lycos warrant terminates on July 21, 2002 and is exercisable on or after July 21, 2000. The Company has valued the Lycos warrant at $2.2 million which is being recognized as a sales and marketing expense on a straight-line basis over the term of the marketing agreement, which is thirty months.

NOTE 5 - EQUITY INVESTMENTS

     EDU.COM, INC. On November 12, 1999, Student Advantage made an equity investment in edu.com, a privately held e-commerce company. Student Advantage paid approximately $4.3 million in exchange for approximately 922,000 shares of Series B preferred stock of edu.com. In January 2000, Student Advantage invested an additional $1.0 million in exchange for approximately 217,000 shares of Series B preferred stock. This investment is being recorded at the lower of cost or market.

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS No. 133"). The new standard establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. On July 7, 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133 -- an amendment to FASB Statement No. 133." SFAS 133, as amended, by SFAS 137, is effective for Student Advantage's fiscal year ending December 31, 2001. Student Advantage does not expect the adoption of SFAS No. 133 to have a material effect on its financial position or results of operations.

     In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements." This bulletin summarizes certain views of the staff on applying generally accepted accounting principles to revenue recognition in financial statements. The staff believes that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller's price to the buyer is fixed or determinable; and collectibility is reasonably assured. The company is required to adopt SAB 101 in the second quarter of 2000. The Company does not expect the application of this bulletin to have a material impact on the Company's financial positions or results of operation.

NOTE 7 - SUBSEQUENT EVENTS

     Effective May 15, 2000 we entered into an Affiliate and E-Commerce Agreement with The Princeton Review LLC which was approved by the Board of Directors on March 31, 2000. Under the agreement The Princeton Review will pay a fee to us to be a participant in the SA Network through placements of the Student Advantage logo and content on The Princeton Review review.com web site. In addition, the agreement requires The Princeton Review to endorse Student Advantage, provide discounts as part of the Student Advantage Membership Program and to generally market the discount to high schools, college and university students. Additionally, under the agreement we will assume advertising sales responsibilities for the review.com web site and pay The Princeton Review a fee in exchange for this exclusive right. The agreement runs through June 15, 2002.

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

     Subscription revenue is derived from membership sales. Memberships are sold in several different ways. Almost all are sold to AT&T and distributed in conjunction with an AT&T calling card. The membership cards associated with these membership sales are co-branded and serve as both the Student Advantage membership identification card and an AT&T calling card. In certain cases, renewal of a co-branded membership card is subject to a minimum level of usage of AT&T services during the prior twelve months. We earn a fee from AT&T for each of these memberships, with a current minimum commitment by AT&T of 1.25 million memberships per academic year. During 1998, 1999, and the first quarter of 2000, AT&T accounted for approximately 95%, 94%, and 89% of subscription revenue, respectively. We are currently in discussions with AT&T with respect to the possible restructuring of our agreements with AT&T (See: Risk Factors that May Affect Future Results - "We are Dependent Upon AT&T for a Large Percentage of Our Revenue and a Decline in Revenue from AT&T would Adversely Effect Our Results".) Also, during the 1999-2000 academic year, we sold memberships to Capital One for distribution to their existing and prospective student customer base. In addition, Student Advantage sells memberships directly to students for a membership fee that is currently $20 per year. Finally, during the 1999-2000 academic year we launched our retail program whereby Student Advantage memberships are sold by certain of our corporate partners in their retail locations. Subscription revenue is recognized ratably from the date of subscription to the end of the annual membership period, which ends on August 31 of each year.

     Other revenue includes commerce, marketing services and advertising revenue. Commerce revenue includes primarily transaction-based fees earned for reselling products and services and acquiring customers on behalf of other businesses. To date, commerce revenue has included primarily fees that we receive from AT&T and one other customer for obtaining completed applications on their behalf, and the resale of Eurail passes. In connection with each application accepted by AT&T, we also earn membership fees that are included in subscription revenue. Marketing services revenue is derived primarily from providing tailored marketing services to businesses seeking to market their products and services to college students. These services include organizing and executing marketing tours that travel to college campuses, staffing tables in college locations to solicit potential student customers on behalf of businesses and providing media planning and placement. Advertising revenue consists primarily of fees for banner advertisements and sponsorships on our web sites, and advertisements placed in SAM, Student Advantage Magazine.

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

     On January 14, 2000 we made an additional investment in edu.com, Inc. of approximately $1.0 million in cash for approximately 217,000 shares of series B preferred stock of edu.com.

     We recorded deferred compensation of $4.2 million in the year ended December 31, 1998 and $228,000 in the first quarter of 1999, representing the difference between the exercise price of stock options granted and the fair market value of the underlying common stock at the date of grant. The difference is recorded as a reduction of stockholders' equity and is being amortized over the vesting period of the applicable options, typically four years. Of the total deferred compensation amount, $808,000 and $1.1 million had been amortized during 1998 and 1999, respectively, and an additional $241,000 has been amortized during the three months ended March 31, 2000. During 1999, we reduced the amount of deferred compensation by approximately $259,000 as a result of cancellation of certain options due to the termination of the employment with Student Advantage of certain employees. The amortization of deferred compensation is recorded as an operating expense. We currently expect to amortize the following remaining amounts of deferred compensation as of March 31, 2000 in the periods indicated:

April 1, 2000-- December 31, 2000..................................... $ 700,000
January 1, 2001-- December 31, 2001...................................   915,000
January 1, 2002-- December 31, 2002...................................   319,000
January 1, 2003-- December 31, 2003...................................     6,000

     Student Advantage has experienced substantial net losses since its inception and as of December 31, 1999 and March 31, 2000, Student Advantage had an accumulated deficit of $44.1 million and $49.5 million, respectively. Student Advantage expects to increase its expenditures in all areas in order to execute its business plan. As a result, Student Advantage believes that it will continue to incur operating losses and negative cash flows from operations for the foreseeable future and that the rate at which such losses will be incurred may increase from current levels.

RESULTS OF OPERATIONS

     Comparison of Quarter Ended March 31, 2000 with Quarter Ended March 31,
1999

     Revenue. Total revenues increased to $11.1 million for the first quarter of 2000 from $4.9 million for the first quarter of 1999, primarily due to an increase in other revenue of $5.4 million. The increase in other revenue was primarily due to increases in commerce revenue related to (1) the Company's acquisitions in 1999 of Voice FX and The Travel Holding Group, LLC, (2) revenues related to the AT&T marketing agreement, which would have been higher had we not modified the current agreement to reduce the price received per application for a portion of the first quarter of 2000 through the end of the current academic year, and (3) other transaction-based commerce revenues. Another contributing factor was an increase in marketing services revenue primarily attributable to both the Company's acquisition of The Campus Agency, LLC in 1999, and the signing of several marketing services contracts not in effect in the first quarter of 1999. Total revenue increased to a lesser extent as a result of an increase in subscription revenue due to an increase in the number of card members to 1.85 million at the end of the first quarter of 2000 from 1.1 million at the end of the first quarter of 1999.

     AT&T accounted for approximately 39% and 59% of total revenue in the first quarter of 2000 and the first quarter of 1999, respectively. Additionally, AT&T accounted for approximately 89% and 94% of subscription revenue and 24% and 42% of other revenue in the first quarter of 2000 and the first quarter of 1999, respectively. One other customer, Capital One, accounted for approximately 19% of total revenue and 24% of other revenue in the first quarter of 2000.

     Cost of Subscription Revenue. Cost of subscription revenue consists of the costs associated with the fulfillment of membership subscriptions and customer service. Cost of subscription revenue increased to $556,000 in the first quarter of 2000 from $320,000 in the first quarter of 1999, due primarily to an increased number of memberships fulfilled in the first quarter of 2000.

     Cost of Other Revenue. Cost of other revenue consists of the cost of commerce, marketing services and advertising. Commerce costs include personnel-related costs associated primarily with acquiring customers for AT&T and other businesses, and costs associated with the sale of Eurail passes. Marketing services costs include the direct and indirect costs associated with planning and implementing events and promotions, media placement and other marketing services. Advertising costs primarily consist of production and mailing costs for the magazine and includes royalties paid to organizations, primarily colleges, universities and athletic associations for the use of organizational names and logos, and for supplying sports activity content for our network of web sites. Cost of other revenue increased to $4.5 million in the first quarter of 2000 from $2.7 million in the first quarter of 1999. This increase is due in large part to the acquisitions of Voice FX, The Travel Holding Group and The Campus Agency businesses, which were acquired during 1999, and contributed $1.5 million in cost. Costs related to new marketing services contracts entered into in the first quarter of 2000 also contributed to the increase. These increases were partially offset by lower costs incurred for Student Advantage magazine, of which two issues were published in the first quarter of 1999 and only one issue in the first quarter of 2000.

     Product Development. Product development expenses consist primarily of personnel-related and consulting costs associated with the development and enhancement of our suite of products which includes the Student Advantage membership card, SAM, Student Advantage Magazine, and our network of web sites. Product development expenses increased to $3.7 million in the first quarter of 2000 from $1.3 million in the first quarter of 1999. The increase is primarily due to costs incurred in connection with the enhancement of our network of web sites, the development of our customer database, development of new product offerings, as well as additional personnel-related costs.

     Sales and Marketing. Sales and marketing expenses consist primarily of personnel and other costs related to our sales and marketing programs. Sales & Marketing expenses increased to $4.7 million in the first quarter of 2000 from $2.1 million in the first quarter of 1999. The increase in sales and marketing expenses was due, in large part, to increased expenditures related to the launching of affiliate programs, building brand awareness, expanding and servicing the customer base of partners, selling more online advertising, and supporting the marketing services business. In connection with the Lycos, Inc. marketing agreement entered into in the third quarter of 1999, we recorded a warrant valued at $2.2 million. Of this amount, $222,000 was amortized to sales and marketing expense in the first quarter of 2000. The remainder is being amortized on a straight line basis over the remaining term of the agreement.

     General and Administrative. General and administrative expenses consist primarily of costs related to general corporate functions, including executive management, finance, human resources, facilities, accounting and legal. General and administrative expenses increased to $2.3 million in the first quarter of 2000 from $1.8 million in the first quarter of 1999. The increase in general and administrative expenses is primarily due to higher facilities, legal, accounting and personnel related costs.

     Depreciation and Amortization. Depreciation expense increased to $471,000 in the first quarter of 2000 from $175,000 in the first quarter of 1999 primarily as a result of fixed asset purchases during the latter part of 1999 and the first quarter of 2000. Amortization expense increased to $536,000 in the first quarter of 2000 from $93,000 in the first quarter of 1999, primarily as a result of the acquisition of Voice FX in the fourth quarter of 1999.

     Stock-Based Compensation. We recorded deferred compensation of $4.2 million in 1998, an additional $228,000 in 1999, offset by a reduction of $259,000 due to option cancellations as a result of employee terminations in 1999. Of this amount, $2.2 million has been amortized to expense to date, of which $241,000 was recorded as an expense in the first quarter of 2000. The remainder is being amortized over the remaining vesting period of the individual options.

     Interest Income (Expense), Net. Interest income (expense), net includes interest income from cash balances and interest expense related to Student Advantage's financing obligations. Interest income (expense), net increased to $473,000 in the first quarter of 2000 from $73,000 in the first quarter of 1999. The increase is a result of interest income earned on higher average cash and cash equivalents balances during the first quarter of 2000 compared to that of the first quarter of 1999. Borrowings under a line of credit were $1.0 million at March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Student Advantage has financed its operations primarily through the private and public placement of securities, cash from operations, borrowings under its credit facilities and loans from LLC members. In October 1998, Student Advantage completed a private placement of equity securities to new investors and received $9.9 million in net proceeds. In June 1999 the Company completed its initial public offering selling 6.0 million shares and raising $44.6 million, net of offering costs. On July 21, 1999 an additional 900,000 shares were issued by Student Advantage as a result of the full exercise of the underwriters' over-allotment option, resulting in additional net proceeds of $6.7 million. As of March 31, 2000, Student Advantage had $27.7 million in cash and cash equivalents and marketable securities.

     Net cash used for operating activities was $6.6 million for the first quarter of 2000 and $4.0 million for the first quarter of 1999. The net cash used in the first quarter of 2000 was primarily a result of a net loss of $5.5 million, an increase in accounts receivable of $2.3 million, a decrease in accounts payable of $606,000 and a decrease in accrued compensation of $479,000, offset by an increase in accrued expenses of $1.0 million. Net cash used for operations in 1999 resulted primarily from a net loss of $3.9 million and a decrease in deferred revenue and advanced payments of $1.2 million. Deferred revenue represents primarily payments for membership fees not yet recognized as revenue and advance payments for purchases of memberships and other services. The increase was partially offset by a decrease in accounts receivable of $841,000.

     Net cash provided by investing activities was $6.9 million in the first quarter of 2000 and net cash used in investing activities was $268,000 in the first quarter of 1999. The cash provided by investing activities was due to the sale of marketable securities of $14.5 million. The increase was partially offset by cash used for investing activities related to the purchase of marketable securities of $5.9 million, an additional investment in edu.com of $1.0 million and the purchase of fixed assets of $730,000 during the first quarter of 2000. Net cash used for investing activities during the first quarter of 1999 was due primarily to the purchase of fixed assets.

     Net cash provided by financing activities was $136,000 in the first quarter of 2000 and $1.0 million in the first quarter of 1999. The net cash provided by financing activities in the first quarter of 2000 was primarily the result of the exercise of common stock options by employees. The increase in 1999 was primarily the result of borrowings of $1.0 million under our line of credit.

     Student Advantage has a $2.75 million bank line of credit and equipment lease credit facility, which expires on June 30, 2000. The line of credit bears interest at a rate of LIBOR plus 2% or the bank's base rate. The line of credit and equipment lease credit facility are secured by all of the assets of Student Advantage. As of March 31, 2000, no amount was outstanding under the line of credit, and no amounts were outstanding under the equipment lease credit facility.

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

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

WE HAVE EXPERIENCED LOSSES IN THE PAST AND EXPECT FUTURE LOSSES

     We have not achieved profitability and expect to continue to incur operating losses for the foreseeable future. We incurred net losses of $10.5 million in 1998, $19.6 million in 1999, and $5.5 million in the first quarter of 2000. As of March 31, 2000, our accumulated deficit was $49.5 million. We expect to continue to incur significant operating and capital expenditures and, as a result, we will need to generate significant revenue to achieve and maintain profitability.

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

WE ARE DEPENDENT UPON AT&T FOR A LARGE PERCENTAGE OF OUR REVENUE AND A DECLINE IN REVENUE FROM AT&T WOULD ADVERSELY AFFECT OUR RESULTS

     We have a relationship with AT&T as our exclusive telecommunications partner through which AT&T pays us for a variety of goods and services, including memberships provided free to students with an AT&T calling card, and marketing services.

     In 1998, we derived $11.8 million, or 61%, of our total revenue from AT&T. In 1999, we derived $15.2 million, or 55%, of our total revenue from AT&T. In the first quarter of 2000, we derived $4.3 million, or 39%, of our total revenue from AT&T. To date, almost all of our members have received their Student Advantage memberships at no charge from AT&T by either electing to apply for an AT&T calling card in connection with their Student Advantage membership or by receiving a free Student Advantage membership from AT&T. We obtain these members as a result of AT&T's distribution of free Student Advantage memberships to students who enroll for an AT&T telecommunications service. In addition, a significant portion of our commerce revenue is currently attributable to fees that we earn from AT&T for obtaining completed calling card applications from students. There can be no assurance that we will be successful in maintaining or expanding our membership base and/or the level of our commerce revenue independent of our relationship with AT&T.

     Our current agreements with AT&T are due to expire in June 2001. However, AT&T may terminate these agreements subject to payment of a termination fee in certain cases. In addition, AT&T can terminate the current agreements if Raymond
V. Sozzi, Jr. is no longer employed as our president, or if he no longer owns at least five percent of our capital stock. We are in discussions with AT&T with respect to the possible restructuring of our agreements with AT&T. There can be no assurance that such discussions will result in any restructuring or prevent a termination. A restructuring of our relationship with AT&T could have a material adverse effect on our business, and the termination of our relationship with AT&T would have a material adverse effect on our business.

WE HAVE A LIMITED OPERATING HISTORY AND MAY FACE DIFFICULTIES ENCOUNTERED BY EARLY STAGE COMPANIES IMPLEMENTING AN INTERNET STRATEGY

     We have a limited operating history on which an investor can evaluate our business. Our operations began in 1992. An investor in our common stock must consider the risks and difficulties frequently encountered by early stage companies implementing an internet strategy. These risks include our possible inability to:

     *    sustain historical revenue growth rates,

     *    generate sufficient revenue to achieve and maintain profitability,

     *    implement our business model,

     * maintain the satisfaction of our members, and our university and corporate partners,

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

WE MAY NOT SUCCESSFULLY IMPLEMENT OUR INTERNET STRATEGY

     In order to successfully implement our internet strategy, we must:

     * establish our network of web sites as the primary vehicle for delivery of our products and services, including member registration and renewal, information regarding national and local sponsors, and customer service,

     * expand our web sites to include more content and services for students and encourage our members to use the sites so that they become more attractive for advertisers, and

     * establish our network of web sites as an effective e-commerce platform.

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

A LIMITED NUMBER OF CUSTOMERS REPRESENT A SIGNIFICANT PERCENTAGE OF OUR REVENUE

     A limited number of customers currently account for a significant percentage of our total revenues. In the first quarter of 2000, two customers accounted for 58% of total revenues. We expect a limited number of customers to continue to account for a significant percentage of total revenues in the future and we believe that we must continue to acquire additional customers to be successful. The loss of any one of these customers could have a material adverse effect on our business.

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

     *    the market acceptance of our web sites and online services,

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

WE MAY BE UNABLE TO SUCCESSFULLY MANAGE CHANGES IN OUR BUSINESS

     We have experienced a period of significant growth. This growth has placed significant demands on our management and strains on our resources. Revenue increased from approximately $1.8 million in 1996 to $27.6 million in 1999, and to $11.1 million in the first quarter of 2000, as compared to $4.9 million in the first quarter of 1999. During that same time period we increased from fewer than 50 to more than 310 employees.

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

     Legislative or regulatory requirements may heighten privacy concerns if businesses must notify internet users that the data may be used by marketing entities to direct product promotion and advertising to the user. The Federal Trade Commission and state agencies have been investigating various internet companies regarding their use of personal information. In 1998, the United States Congress enacted the Children's Online Privacy Protection Act of 1998. We depend upon collecting personal information from our customers and the regulations promulgated under this act have made it more difficult for us to collect personal information from some of our customers. We may be liable for claims based on unauthorized purchases with credit card information, impersonation or other similar fraud claims. We could incur additional expenses if new regulations regarding the use of personal information are introduced or if our privacy practices are investigated. Other countries and political entities, such as the European Economic Community, have adopted such legislation or regulatory requirements. If consumer privacy concerns are not adequately addressed, our business, financial condition and results of operations could be materially harmed.

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

OUR INTELLECTUAL PROPERTY RIGHTS MAY BE VIOLATED OR SUBJECT TO LITIGATION AND WE MAY INFRINGE THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS

     We believe that protection of our patent, copyrights, service marks, trademarks, trade secrets, proprietary technology and similar intellectual property is important to the success of some of our services. We rely on the following mechanisms to protect such intellectual property:

     *    patent, trademark and copyright law,
     *    trade secret protection, and
     * confidentiality agreements with employees, customers, independent contractors, sponsors and others.

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

CERTAIN CURRENT STOCKHOLDERS OWN A LARGE PERCENTAGE OF OUR VOTING STOCK

     Our executive officers, directors and affiliated entities, based on the number of shares of outstanding common stock as of February 29, 2000, together own approximately 63.5% of our outstanding common stock. Therefore, these stockholders are able to control all matters requiring stockholder approval and, thereby, our management and affairs. Matters that typically require stockholder approval include:

     *    election of directors,

     *    merger or consolidation, and

     *    sale of substantially all of our assets.

     This concentration of ownership may delay, deter or prevent acts that would result in a change of control, which in turn could reduce the market price of our common stock.

OUR STOCK PRICE COULD BE EXTREMELY VOLATILE AND MAY RESULT IN LITIGATION AGAINST US

     The stock market has experienced significant price and volume fluctuations, and our market price has been in the past and could continue to be volatile. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted. Litigation could result in substantial costs and a diversion of management's attention and resources.

OUR CHARTER DOCUMENTS MAY INHIBIT A TAKEOVER

     Provisions in our charter and bylaws may have the effect of delaying or preventing a change of control or changes in our management that a stockholder might consider favorable. These provisions include, among others:

     *    the division of the Board of Directors into three separate classes,

     * the right of the Board to elect a director to fill a vacancy created by the expansion of the Board, and

     * the requirement that a special meeting of stockholders be called by the Chairman of the Board, President or Board of Directors.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Student Advantage does not believe that it has any material market risk exposure with respect to derivative or other financial instruments.

PART II. OTHER INFORMATION.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     The effective date of the Company's first registration statement, filed on Form S-1 under the Securities Act of 1933 (File No. 333-75807) relating to Company's initial public offering of its Common Stock, was June 17, 1999. A total of 6,000,000 shares of the Company's Common Stock were sold to an underwriting syndicate. The managing underwriters were BancBoston Robertson Stephens, Prudential Securities, Volpe Brown Whelan & Company and Wit Capital Corporation. The offering commenced and completed on June 17, 1999, at an initial public offering price of $8.00 per share. The initial public offering resulted in gross proceeds of $48.0 million, $3.4 million of which was applied to the underwriting discount and $1.4 million of which was applied to related expenses. As a result, net proceeds of the offering to the Company were approximately $43.0 million. From the date of receipt through March 31, 2000, approximately $5.2 million of the net proceeds of the Company's initial public offering was used to make an investment in edu.com, $2.8 million was used to purchase fixed assets, $2.5 million was used to pay off our line of credit, $1.3 million was used to pay acquisition expenses related to the University Netcasting acquisition, $1.3 million was used as partial consideration and professional fees for the acquisition of Voice FX Corporation in October 1999, and to pay other expenses related to our public offering. None of the net proceeds of the offering were paid by the Company, directly or indirectly, to any director, officer or general partner of the Company or any of their associates, or to any persons owning ten percent or more of any class of the Company's equity securities, or any affiliates of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

    10.21 First Amendment to Marketing Agreement between AT&T Corp and Student Advantage, Inc., effective as of April 21, 2000. +
    27.1  Financial Data Schedule

+ Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Student Advantage, Inc.


                                   (Registrant)





     Dated: May 15, 2000           By: /s/ Christopher B. Andrews
                                       ----------------------------------------
                                       Christopher B. Andrews, Vice President,
                                       Finance and Administration and Chief
                                       Financial Officer (Principal Financial
                                       and Accounting Officer)

                                 EXHIBIT INDEX

Exhibits
--------

 10.21 First Amendment to Marketing Agreement between AT&T Corp and Student Advantage, Inc., effective as of April 21, 2000. +

 27.1     Financial Data Schedule

+ Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.