Form 10-Q
period 2000-06-30
STUDENT ADVANTAGE INC
filed 2000-08-14
CIK 1073508

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000

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
(STATE OR OTHER JURISDICTION OF     (PRIMARY STANDARD INDUSTRIAL       (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)      CLASSIFICATION CODE  NUMBER      IDENTIFICATION NUMBER)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 36,114,337 shares of common stock as of July 31, 2000.

                                 ---------------

                             STUDENT ADVANTAGE, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2000

                                 ---------------

                                      INDEX

                                                                                                                        PAGE(S)
                                                                                                                        -------
  PART I.        FINANCIAL INFORMATION

  ITEM 1.        FINANCIAL STATEMENTS
                 Consolidated Balance Sheets at June 30, 2000 (Unaudited) and December 31, 1999                             3

                 Consolidated Statement of Operations for the three and six months ended June 30, 2000 and 1999             4
                 (Unaudited)

                 Consolidated Statement of Cash Flows for the six months ended June 30, 2000 and 1999 (Unaudited)           5

                 Notes to Consolidated Financial Statements (Unaudited)                                                     6

  ITEM 2.        MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                        10

  ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK                                                  24

  PART II.       OTHER INFORMATION                                                                                          24


  ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS                                                                  24

  ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                        24

  ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K                                                                           24

  SIGNATURES                                                                                                                25

  EXHIBIT INDEX                                                                                                             26

PART 1.   FINANCIAL INFORMATION.

ITEM 1.      FINANCIAL STATEMENTS.


                             STUDENT ADVANTAGE, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                                      JUNE 30,       DECEMBER 31,
                                                                                                       2000             1999
                                                                                                    -----------      -----------
                                                                                                    (unaudited)
                                        ASSETS
Current assets
  Cash and cash equivalents .....................................................................    $ 15,427         $ 15,370
  Marketable securities .........................................................................       8,813           20,546
  Accounts  receivable (net of reserves of $648 and $328 at June 30, 2000, and December 31, 1999,
    respectively) ...............................................................................       6,964            4,527
  Prepaid expenses and other current assets .....................................................       2,032            2,698
                                                                                                     --------         --------
   Total current assets .........................................................................      33,236           43,141
  Property and equipment, net ...................................................................       4,611            4,038
  Investment ....................................................................................       5,263            4,262
  Intangible and other assets, net ..............................................................      10,405            9,355
                                                                                                     --------         --------
   Total assets .................................................................................    $ 53,515         $ 60,796
                                                                                                     ========         ========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Borrowing under line of credit ..................................................................      $2,000         $   --
Accounts payable ................................................................................       3,502            3,329
Accrued compensation ............................................................................       2,029            1,523
Other accrued expenses ..........................................................................       6,805            4,574
Deferred revenue ................................................................................       6,001            9,576
                                                                                                     --------         --------
   Total current liabilities ....................................................................      20,337           19,002
                                                                                                     --------         --------
Notes payable ...................................................................................        --                100
                                                                                                     --------         --------
   Total liabilities ............................................................................      20,337           19,102
                                                                                                     --------         --------
Stockholders' equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized, 0 shares issued and outstanding
Common stock, $0.01 par value; Authorized: 150,000,000 shares; Issued and Outstanding:
  36,212,362 and 35,435,398 at June 30, 2000 and December 31, 1999, respectively ................         362              354
  Additional paid-in capital ....................................................................      89,242           87,690
  Accumulated deficit ...........................................................................     (55,071)         (44,058)
  Notes receivable from stockholders ............................................................         (50)             (79)
  Deferred compensation .........................................................................      (1,305)          (2,213)
                                                                                                     --------         --------
     Total stockholders' equity .................................................................      33,178           41,694
                                                                                                     --------         --------
     Total liabilities, redeemable convertible preferred stock and stockholders' equity .........    $ 53,515         $ 60,796
                                                                                                     ========         ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             STUDENT ADVANTAGE, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                     THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                                           JUNE 30,                  JUNE 30,
                                                                                     2000          1999         2000         1999
                                                                                 -----------   -----------  -----------  -----------
                                                                                 (unaudited)   (unaudited)  (unaudited)  (unaudited)
Revenue
  Student Services ..............................................................  $  7,391     $  4,202     $ 14,354     $  8,278
  Corporate and University Solutions ............................................     4,172          590        8,351        1,421
                                                                                   --------     --------     --------     --------

     Total revenue ..............................................................    11,563        4,792       22,705        9,699
                                                                                   --------     --------     --------     --------
Costs and expenses
  Cost of student services revenue (excluding stock-based
     compensation of $8 and $14 for the three months ended June
     30, 2000 and 1999, respectively, and $19 and $29 for the
     six months ended June 30, 2000 and 1999, respectively.) ....................     2,716        1,947        5,586        4,390
  Cost of corporate and university solutions revenue (excluding stock-based  compensation of $7 and $8 for the three months ended June 30, 2000 and 1999, respectively, and $14
    and $16 for the six months ended June 30, 2000 and 1999,
    respectively.) ..............................................................     2,170          684        4,394        1,236
  Product development (excluding stock-based compensation of
    $35 and $80 for the three months ended June 30, 2000 and 1999, respectively, and $107 and $159 for the six months
    ended June 30, 2000 and 1999, respectively.) ................................     3,976        1,553        7,723        2,810
  Sales and marketing (excluding stock-based compensation
    of $104 and $140 for the three months ended June 30, 2000
    and 1999, respectively, and $217 and $270 for the six
    months ended June 30, 2000 and 1999, respectively.) .........................     4,420        2,837        9,096        4,957
  General and administrative (excluding stock-based
    compensation of $34 and $40 for the three months
    ended June 30, 2000 and 1999, respectively, and
    $73 and $80 for the six months ended June 30, 2000
    and 1999, respectively.) ....................................................     2,612        2,616        4,915        4,503
  Depreciation and amortization .................................................     1,436          300        2,443          605
  Stock-based compensation ......................................................       188          282          430          554
                                                                                   --------     --------     --------     --------

     Total costs and expenses ...................................................    17,518       10,219       34,587       19,055
                                                                                   --------     --------     --------     --------

Loss from operations ............................................................    (5,955)      (5,427)     (11,882)      (9,356)

Interest income (expense), net ..................................................       396           50          869          124
                                                                                   --------     --------     --------     --------

Net loss ........................................................................  $ (5,559)    $ (5,377)    $(11,013)    $ (9,232)
                                                                                   ========     ========     ========     ========

Basic and diluted net loss per share ............................................  $ (0.15)     $ (0.26)     $ (0.31)     $  (0.47)
                                                                                   ========     ========     ========     ========

Shares used in computing basic and diluted net loss per share ...................    35,980       21,027       35,784       19,792
                                                                                   ========     ========     ========     ========

Unaudited pro forma basic and diluted net loss per share ........................    $(0.15)    $  (0.19)    $  (0.31)     $ (0.34)
                                                                                   ========     ========     ========     ========

Shares used in computing unaudited pro forma basic and diluted net loss
    per share ...................................................................    35,980       28,169       35,784       27,484
                                                                                   ========     ========     ========     ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             STUDENT ADVANTAGE, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                       FOR THE SIX MONTHS
                                                                                                         ENDED JUNE 30,
                                                                                                      2000             1999
                                                                                                  -----------      ----------
                                                                                                  (unaudited)      (unaudited)
Cash flows from operating activities:
  Net loss ................................................................................        $(11,013)         $(9,232)
  Adjustments to reconcile net loss to net cash
     used for operating activities:
     Depreciation and amortization ........................................................           2,443              559
     Reserve for allowances and bad debts .................................................             320
                                                                                                                           4
     Compensation expense relating to issuance of equity ..................................             430              554
     Issuance of stock in exchange for services ...........................................              --               65
     Amortization of marketing expense associated with common stock warrant ...............             444               --
     Changes in assets and liabilities, net of effects of acquisitions:
       Accounts receivable ................................................................          (2,756)           1,015
       Prepaid expenses, other current assets and other assets ............................             682             (436)
       Accounts payable ...................................................................              67            1,291
       Accrued compensation ...............................................................             506              (16)
       Accrued expenses ...................................................................           1,892            2,193
       Deferred revenue ...................................................................          (3,575)           1,468
                                                                                                   --------          -------
       Net cash used for operating activities .............................................         (10,560)          (2,535)
                                                                                                   --------          -------
Cash flows from investing activities:
  Purchases of fixed assets ...............................................................          (1,323)          (1,088)
  Acquisitions of businesses for cash, net of cash acquired ...............................          (1,146)          (1,190)
  Purchases of marketable securities ......................................................          (8,813)         (20,582)
  Proceeds from sale of marketable securities .............................................          20,546               --
  Purchase of investment ..................................................................          (1,001)              --
  Proceeds from sale of fixed assets ......................................................              --               16
                                                                                                   --------          -------
       Net cash provided by (used for) investing activities ...............................           8,263          (22,844)
                                                                                                   --------          -------
Cash flows from financing activities:
  Repayment of note from stockholder ......................................................              29               --
  Proceeds from issuance of common stock, net of issuance costs ...........................              --           43,255
  Proceeds from exercise of common stock options, warrants and employee stock purchase plan             325              512
  Borrowings under line of credit .........................................................           2,000               60
                                                                                                   --------          -------
       Net cash provided by financing activities ..........................................           2,354           43,827
                                                                                                   --------          -------
Adjustment to conform fiscal period of University Netcasting, Inc. ........................              --            1,647
Net increase in cash and cash equivalents .................................................              57           20,095
Cash and cash equivalents, beginning of year ..............................................          15,370            6,140
                                                                                                   --------          -------
Cash and cash equivalents, end of year ....................................................        $ 15,427          $26,235
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

                             STUDENT ADVANTAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - THE COMPANY

BASIS OF PRESENTATION

     Student Advantage, Inc. and its subsidiaries ("Student Advantage" or the "Company") are dedicated to serving the needs of college students through our leading membership program and network of web sites. We provide college students with discounts on a broad range of products and services nationwide through the Student Advantage membership program, as well as our network of web sites (Student Advantage Network) and magazine. We also offer marketing services to corporations seeking to communicate effectively with the college student market. Through our FANSonly Network, FANSonly.com, we provide sports fans with comprehensive on-line information and analysis on college sports. Student Advantage, Inc. was incorporated in the State of Delaware on October 20, 1998. We began operations in 1992 as a sole proprietorship, converted to a general partnership in 1995, converted to a limited liability company in 1996 and became a C Corporation in 1998. From inception through December 1997, our revenue was derived primarily from annual membership fees. Since that time, we have expanded our product and service offerings through internal growth as well as acquisitions.

     In June 1999, we completed an initial public offering ("IPO") of 6,000,000 shares of common stock resulting in $44.6 million net of underwriters discounts and commissions. Upon closing of the IPO, each outstanding share of redeemable convertible preferred stock converted into shares of common stock at a three to one ratio. On July 21, 1999, we issued an additional 900,000 shares of common stock as a result of the full exercise of the underwriters' over-allotment option. We received additional net proceeds of $6.7 million as a result of the exercise.

     The financial statements for the three and six months ended June 30, 1999, have been restated to reflect the acquisition of University Netcasting, Inc. ("UNI") in June 1999, which was accounted for as a pooling of interests and, accordingly, the historical consolidated financial statements of Student Advantage prior to the acquisition have been restated to include UNI's financial position, results of operations and cash flows.

     The financial statements for the three and six months ended June 30, 2000, reflect a change in the classification of revenue categories and the associated cost of sales. The classifications have been changed from "Subscription" and "Other" to "Student Services" and "Corporate and University Solutions." Student services revenue is that revenue which is attributable to the parts of our business that are focused primarily on providing goods and services to students. Corporate and university solutions revenue includes those revenues that are attributable to the parts of our business that are focused primarily on providing goods and services to corporations and universities. As we continue to expand the products and services that we offer, the change in reporting categories better represents the types of products and services and their associated costs. Certain prior period balances have been reclassified to conform to the current period presentation. We continue to operate as a single segment since the financial information reviewed by the chief decision maker reflects one segment.

     These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 1999.

UNAUDITED INTERIM FINANCIAL INFORMATION

     The unaudited interim consolidated financial statements of Student Advantage for the three and six months ended June 30, 2000 and 1999, respectively, included herein have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

     In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Student Advantage at June 30, 2000, and the results of its operations and its cash flows for the three and six months ended June 30, 2000 and 1999, respectively. The results for the three and six months ended June 30, 2000 are not necessarily indicative of the expected results for the full fiscal year or any future period. Certain prior period balances have been reclassified to conform to the current period presentation.

NOTE 2 - ACQUISITIONS

     THE TRAVEL HOLDING GROUP, LLC AND THE CAMPUS AGENCY, LLC. On April 1, 1999, Student Advantage completed its acquisitions of substantially all the assets of The Travel Holding Group, LLC and The Campus Agency, LLC in exchange for a promissory note in the amount of $330,000 which has been paid in full. The Campus Agency provides media planning and strategy consulting services to the U.S. student travel market. The Travel Holding Group is a reseller of Eurail passes. The acquisitions have been accounted for under the purchase method of accounting and the results of operations of each company have been included in Student Advantage's results beginning on the acquisition date. Goodwill and other intangible assets in the aggregate amount of $305,000 were recorded in connection with these acquisitions and are being amortized over three years.

     MENTOR INTERACTIVE CORP. On May 27, 1999, Student Advantage acquired substantially all of the assets of Mentor Interactive Corp., a provider of Internet-based research tools and related materials in exchange for 18,056 shares of common stock and a warrant to purchase 24,000 shares of common stock at a purchase price of $11.08 per share with an aggregate estimated fair value of approximately $300,000. The warrant expired in May of 2000. This acquisition has been accounted for under the purchase method of accounting and the results of Mentor Interactive Corp. have been included in Student Advantage's results beginning on the acquisition date. Goodwill and other intangible assets in the aggregate amount of $312,000 were recorded in connection with the acquisition. Due to a change in estimated useful life, the remaining balance of approximately $226,000 was amortized to expense during the quarter ended June 30, 2000.

     TRANSACTION SERVICE PROVIDERS, INC. On June 11, 1999, Student Advantage acquired Transaction Service Providers, Inc. ("TSP"), a provider of stored value card services to universities, students and local merchants, in a transaction accounted for as a pooling of interests. Because the historical results of operations and financial position of Transaction Services Providers were immaterial to Student Advantage, prior period financial statements have not been restated and TSP's results of operations have been included in Student Advantage's results as of April 1, 1999. In connection with the acquisition, Student Advantage issued 195,000 shares of common stock to the stockholders of Transaction Service Providers.

     UNIVERSITY NETCASTING, INC. On June 18, 1999, Student Advantage acquired all of the outstanding capital stock of UNI in exchange for 2,425,610 shares of Student Advantage common stock and the assumption of all UNI outstanding common stock options, which were converted into options to purchase a total of 66,634 shares of our common stock. Through our FANSonly Network, FANSonly.com, we provide sports fans with comprehensive on-line information and analysis on college sports. This acquisition was accounted for using the pooling-of-interests method and, accordingly, the historic consolidated financial statements of Student Advantage prior to the acquisition have been restated to reflect the financial position, results of operations and cash flows of UNI.

     Effective, June 18, 1999, UNI's fiscal year end was changed from March 31 to December 31 to conform to Student Advantage's year end. UNI's results of operations for the three and nine months ended December 31, 1998 have been included in Student Advantage's three and nine months ended September 30, 1998 results, respectively. Accordingly, UNI's operations for the three months ended March 31, 1999 have been included in Student Advantage's results for both of the years ended December 31, 1998 and 1999. Revenue and net loss for UNI for the three months ended March 31, 1999 were $682,000 and $1.6 million, respectively. This net loss amount has been reported as an adjustment to the consolidated accumulated deficit.

     VOICE FX CORPORATION. On October 7, 1999, Student Advantage acquired Voice FX Corporation ("Voice FX"), a provider of Internet and Interactive Voice Response (IVR) services to college and university registrars. In connection with the acquisition, Student Advantage paid approximately $1.1 million in cash, issued 430,082 shares of common stock and assumed all of Voice FX's outstanding common stock options, which were converted into options to purchase a total of 59,687 shares of common stock. The acquisition was accounted for under the purchase method of accounting and the results of operations have been included in Student Advantage's results of operations beginning on the acquisition date. Goodwill and other intangible assets in the aggregate amount of $6.3 million were recorded in connection with the acquisition and are being amortized on a straight-line basis over expected useful lives of between three and five years.


     COLLEGE411.COM, INC. On May 17, 2000, Student Advantage acquired College411.com, Inc. ("College411"), a provider of web-based college and university student-focused content. In connection with the acquisition, Student Advantage issued 193,837 shares of common stock, assumed all of College411's outstanding common stock options, which were converted into options to purchase a total of 36,162 shares of our common stock, and forgave a loan of approximately $250,000. The acquisition has been accounted for under the purchase method of accounting and the results of operations have been included in Student Advantage's results of operations beginning on the acquisition date. Goodwill and other intangible assets in the aggregate amount of $1.4 million have been recorded in connection with the acquisition and are being amortized on a straight-line basis over two years.


     SCHOLARAID.COM INC. On May 18, 2000, Student Advantage acquired Scholaraid.com, Inc. ("Scholaraid"), a provider of web-based scholarship and educational research tools. In connection with the acquisition, Student Advantage issued 131,638 shares of common stock, assumed all of Scholaraid's outstanding common stock options, which were converted into options to purchase a total of 21,302 shares of our common stock, and forgave a loan of approximately $493,000. The acquisition has been accounted for under the purchase method of accounting and the results of operations have been included in Student Advantage's results of operations beginning on the acquisition date. Goodwill and other intangible assets in the aggregate amount of $1.4 million have been recorded in connection with the acquisition and are being amortized on a straight-line basis over three years.

NOTE 3 - COMPUTATION OF UNAUDITED NET LOSS PER SHARE AND PRO FORMA NET LOSS PER SHARE (2)

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                                     JUNE 30,                     JUNE 30,
                                                                               2000          1999           2000           1999
                                                                           -----------    ----------     -----------    -----------
             BASIC AND DILUTED NET LOSS PER SHARE:                         (UNAUDITED)    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
Net loss                                                                     $(5,559)       $(5,377)      $(11,013)      $(9,232)
                                                                             =======        =======       ========       =======

Basic and diluted weighted average common shares  outstanding (1), (3)        35,980         21,027         35,784        19,792
                                                                             =======        =======       ========       =======

Basic and diluted net loss per share                                         $ (0.15)       $ (0.26)        $(0.31)       $(0.47)
                                                                             =======        =======       ========       =======

PRO FORMA BASIC AND DILUTED NET LOSS PER SHARE:
Net loss                                                                     $(5,559)       $(5,377)      $(11,013)      $(9,232)
                                                                             =======        =======       ========       =======
Shares attributable to common stock, excluding effects of
   preferred stock conversion (1), (3)                                                       19,928                       19,243
Shares attributable to the conversion of convertible
   preferred stock upon closing of the initial public
   offering                                                                                   8,241                        8,241
                                                                                            -------                      -------

Pro forma basic and diluted weighted average shares outstanding                              28,169                       27,484
                                                                                            =======                      =======

Pro forma basic and diluted net loss per share                                              $ (0.19)                     $ (0.34)
                                                                                            =======                      =======

(1) The financial results for the three and six month periods ended June 30, 1999 have been restated to reflect the acquisition of University Netcasting, Inc. in June 1999, which was accounted for as a pooling of interests.

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

(3) All outstanding options and warrants to purchase common stock (totaling 5,747,529 and 3,534,945 at June 30, 2000 and 1999, respectively) were excluded from the calculation of diluted earnings per share for all periods presented because their inclusion would have been anti-dilutive.

NOTE 4 - WARRANT

     On July 21, 1999, Student Advantage entered into a marketing agreement with Lycos, Inc. In connection with the transaction, Lycos was granted a warrant (the "Lycos warrant") to purchase 550,000 shares of Student Advantage common stock at a price of $10.875 per share. The Lycos warrant terminates on July 21, 2002 and is exercisable on or after July 21, 2000. We valued the Lycos warrant at $2.2 million, which is being recognized as a sales and marketing expense on a straight-line basis over the term of the marketing agreement, which is thirty months.

NOTE 5 - EQUITY INVESTMENTS

     edu.com, Inc. On November 12, 1999, Student Advantage made an investment in edu.com, a privately held e-commerce company. Student Advantage paid approximately $4.3 million in exchange for approximately 922,000 shares of Series B preferred stock of edu.com. In January 2000, Student Advantage invested an additional $1.0 million in exchange for approximately 217,000 shares of Series B preferred stock. This investment is being recorded at the lower of cost or market.

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS No. 133"). The new standard establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. On July 7, 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133 -- an amendment to FASB Statement No. 133." SFAS 133, as amended, by SFAS 137, is effective for Student Advantage's fiscal year ending December 31, 2001. On June 19, 2000, certain provisions of SFAS 133 were amended by SFAS 138, "Accounting for Certain Derivative Instruments -- an amendment to FASB Statement No. 133." Student Advantage does not expect the adoption of SFAS No. 133 to have a material effect on its financial position or results of operations.

     In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements." This bulletin summarizes certain views of the staff on applying generally accepted accounting principles to revenue recognition in financial statements. The staff believes that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller's price to the buyer is fixed or determinable; and collectibility is reasonably assured. We are required to adopt SAB 101 in the fourth quarter of 2000. We do not expect the application of this bulletin to have a material impact on our financial positions or results of operation.

NOTE 7 - RELATED PARTY TRANSACTIONS

     Effective May 15, 2000, we entered into an Affiliate and E-Commerce Agreement with The Princeton Review LLC, an affiliate of Princeton Review Publishing LLC, which is a significant stockholder of Student Advantage, and of which one of the members of our Board of Directors is an officer. Under the agreement, The Princeton Review will pay a us a fee to be a participant in the Student Advantage Network through placements of the Student Advantage logo and content on The Princeton Review review.com web site. In addition, under the agreement, The Princeton Review will provide discounts as part of the Student Advantage Membership Program, and market the discount to high school, college and university students. Additionally, under the agreement we will assume advertising sales responsibilities for the review.com web site and pay The Princeton Review a fee in exchange for this exclusive right. The agreement expires on June 15, 2002.

NOTE 8 - SUBSEQUENT EVENTS

     On July 28, 2000, Student Advantage completed its acquisition of certain of the assets of eStudentloan, LLC, in exchange for approximately $910,000 in cash. eStudentloan, LLC is an on-line student loan search engine. The acquisition has been accounted for under the purchase method of accounting and the results of operations of eStudentloan will be included in Student Advantage's results beginning on the acquisition date. Goodwill and other intangible assets in the approximate amount of $1.0 million will be recorded in connection with this acquisition and will be amortized over expected useful lives of three to five years. The eStudentloan assets are subject to a repurchase right held by the Seller that expires on September 26, 2000.

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

OVERVIEW

     Student Advantage is dedicated to serving the needs of college students through our leading membership program and network of web sites. Our revenue is generated from student services revenue, and corporate and university solutions revenue.

     Student services revenue is that revenue that is attributable to the parts of Student Advantage's business that are focused primarily on providing goods and services to students. Student services revenue includes subscription, commerce and advertising revenue. Subscription revenue is derived from membership sales. Memberships are sold in several different ways. To date, almost all have been sold to AT&T and distributed in conjunction with an AT&T calling card. The membership cards associated with these membership sales are co-branded and serve as both the Student Advantage membership identification card and an AT&T calling card. We earn a fee from AT&T for these memberships, with a current commitment by AT&T to purchase 900,000 memberships for the 2000-2001 academic year. During 1998, 1999, and the six months ended June 30, 2000, AT&T accounted for approximately 95%, 94%, and 89% of subscription revenue, respectively. In June 2000, we restructured our agreements with AT&T (See: Risk Factors that May Affect Future Results - "We are Dependent Upon AT&T for a Large Percentage of Our Revenue and a Decline in Revenue from AT&T would Adversely Effect Our Results".) Also, during the 1999-2000 academic year, we sold memberships to Capital One for distribution to their existing and prospective student customer base. In addition, Student Advantage sells memberships directly to students for a membership fee that is currently $20 per year. Finally, during the 1999-2000 academic year we launched our retail program whereby Student Advantage memberships are sold by certain of our corporate partners in their retail locations. Subscription revenue is recognized ratably from the date of subscription to the end of the annual membership period, which ends on August 31 of each year. Commerce revenue includes primarily transaction-based fees earned for reselling products and services and acquiring student customers on behalf of other businesses. To date, commerce revenue has included primarily fees that we receive from AT&T for obtaining completed calling card applications on their behalf, and the resale of Eurail passes. In connection with each application accepted by AT&T, we have also earned membership fees that are included in subscription revenue. Under the restructured agreement, we will have the opportunity to earn fees for acquiring customers for certain new products, other than calling cards. Advertising revenue consists primarily of fees for banner advertisements and sponsorships on our network of web sites, and advertisements placed in SAM, Student Advantage Magazine.

     Corporate and university solutions revenue includes those revenues that are attributable to the parts of Student Advantage's business that are focused primarily on providing goods and services to corporations and universities. It includes commerce and marketing services revenue. Commerce revenue includes primarily transaction-based fees earned in connection with acquiring customers on behalf of our corporate clients. Marketing services revenue is derived primarily from providing tailored marketing services to businesses seeking to market their products and services to college students. These services include organizing and executing marketing tours that travel to college campuses, staffing tables in college locations on behalf of businesses, and providing media planning and placement.

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

     On May 17, 2000, Student Advantage acquired College411.com, Inc. ("College411"), a provider of web-based college and university student-focused content. In connection with the acquisition, Student Advantage issued 193,837 shares of common stock, assumed all of College411's outstanding common stock options, which were converted into options to purchase a total of 36,162 shares of our common stock, and forgave a loan of approximately $250,000. The acquisition has been accounted for under the purchase method of accounting and the results of operations have been included in Student Advantage's results of operations beginning on the acquisition date. Goodwill and other intangible assets in the aggregate amount of $1.4 million have been recorded in connection with the acquisition and are being amortized on a straight-line basis over two years.

     On May 18, 2000, Student Advantage acquired ScholarAid.com, Inc. ("ScholarAid"), a provider of web-based scholarship and educational research tools. In connection with the acquisition, Student Advantage issued 131,638 shares of common stock, assumed all of ScholarAid's outstanding common stock options, which were converted into options to purchase a total of 21,302 shares of our common stock, and forgave a loan of approximately $493,000. The acquisition has been accounted for under the purchase method of accounting and the results of operations have been included in Student Advantage's results of operations beginning on the acquisition date. Goodwill and other intangible assets in the aggregate amount of $1.4 million have been recorded in connection with the acquisition and are being amortized on a straight-line basis over three years.

     We recorded deferred compensation of $4.2 million in the year ended December 31, 1998 and $228,000 in the first quarter of 1999, representing the difference between the exercise price of stock options granted and the fair market value of the underlying common stock at the date of grant. The difference is recorded as a reduction of stockholders' equity and is being amortized over the vesting period of the applicable stock options, typically four years. Of the total deferred compensation amount, $808,000 and $1.1 million had been amortized during 1998 and 1999, respectively, and an additional $188,000 and $430,000 has been amortized during the three and six months ended June 30, 2000, respectively. During 1999 and the six month period ended June 30, 2000, we reduced the amount of deferred compensation by approximately $259,000 and $479,000 as a result of cancellation of certain stock options due to the termination of the employment with Student Advantage of certain employees. The amortization of deferred compensation is recorded as an operating expense. We currently expect to amortize the following remaining amounts of deferred compensation as of June 30, 2000 in the periods indicated:

   July 1, 2000 -- December 31, 2000...............................  $ 373,000
January 1, 2001 -- December 31, 2001...............................    689,000
January 1, 2002 -- December 31, 2002...............................    239,000
January 1, 2003 -- December 31, 2003...............................      4,000

     Student Advantage has experienced substantial net losses since its inception, and as of December 31, 1999 and June 30, 2000, Student Advantage had an accumulated deficit of $44.1 million and $55.1 million, respectively. Student Advantage expects to increase its expenditures in all areas in order to execute its business plan. As a result, Student Advantage believes that it will continue to incur operating losses and negative cash flows from operations for the foreseeable future and that the rate at which such losses will be incurred may increase from current levels.

RESULTS OF OPERATIONS

     COMPARISON OF QUARTER ENDED JUNE 30, 2000 WITH QUARTER ENDED JUNE 30, 1999

     Revenue. Total revenues increased to $11.6 million for the second quarter of 2000 from $4.8 million for the second quarter of 1999, due both to an increase in corporate and university solutions revenue of $3.6 million, and an increase in student services revenue of $3.2 million. The increase in corporate and university solutions revenue was primarily due to increases in commerce revenue related to our acquisition of Voice FX in the fourth quarter of 1999, and marketing services revenues related to several contracts not in effect in the second quarter of 1999. The increase in student services revenue was primarily due to increases in both subscription revenue, due to an increase in the number of card members to 2.1 million at the end of the second quarter of 2000 from 1.3 million at the end of the second quarter of 1999, and transaction-based commerce fees. Other increases were attributable to both on-line advertising on our network of web sites, and print advertising in SAM, Student Advantage Magazine, of which one issue was published in the second quarter of 2000 and no issues were published in the second quarter of 1999.

     AT&T accounted for approximately 31% and 56% of total revenue in the second quarter of 2000 and the second quarter of 1999, respectively. Additionally, AT&T accounted for approximately 47% and 59% of student services revenue and 4% and 32% of corporate and university solutions revenue in the second quarter of 2000 and the second quarter of 1999, respectively. One other customer, Capital One, accounted for approximately 20% of total revenue (3% of student services revenue and 51% of corporate and university solutions revenue) in the second quarter of 2000.

     Cost of Student Services Revenue. Cost of student services revenue consists of the costs associated with subscriptions, commerce and advertising revenue. Cost of subscription revenue consists of the costs associated with the fulfillment of membership subscriptions and customer service. Commerce costs include fees owed to third parties in connection with selling their products, and personnel-related costs associated with acquiring customers for AT&T. Advertising costs consist primarily of production and mailing costs for SAM, Student Advantage Magazine, royalties paid to colleges for the use of organizational names and logos and for supplying sports activity content for our network of web sites, and fees paid to partners in exchange for the right to place media inventory on such partners' web sites. Cost of student services revenue increased to $2.7 million in the second quarter of 2000 from $1.9 million in the second quarter of 1999. This increase was due primarily to costs incurred for SAM, Student Advantage Magazine, of which one issue was published in the second quarter of 2000 and no issues were published in the second quarter of 1999, and an increase in fees owed to third parties in connection with selling their products.

     Cost of Corporate and University Solutions Revenue. Cost of corporate and university solutions revenue consists of the costs of commerce and marketing services. Commerce costs include costs incurred primarily in connection with acquiring customers on behalf of our corporate clients. Marketing services costs include the direct and indirect costs associated with planning and implementing events and promotions, media placement and other marketing services. Cost of corporate and university solutions revenue increased to $2.2 million in the second quarter of 2000 from $700,000 in the second quarter of 1999. This increase is due in large part to the acquisition in the fourth quarter of 1999 of Voice FX, which incurred $1.1 million in cost of corporate and university solutions revenue in the second quarter of 2000. Costs related to new marketing services contracts entered into in the second quarter of 2000 also contributed to the increase.

     Product Development. Product development expenses consist primarily of personnel-related and consulting costs associated with the development and enhancement of our suite of products, which includes the Student Advantage membership program, SAM, Student Advantage Magazine, the SA Cash program, our network of web sites, and the Academic Research Engine. Product development expenses increased to $4.0 million in the second quarter of 2000 from $1.6 million in the second quarter of 1999. The increase is primarily due to costs incurred in connection with the enhancement of our network of web sites, the development of our customer database, development of new product offerings such as SA Cash and our Academic Research Engine, and the purchases of ScholarAid and College411 during the second quarter of 2000.

     Sales and Marketing. Sales and marketing expenses consist primarily of personnel and other costs related to our sales and marketing programs. Sales and marketing expenses increased to $4.4 million in the second quarter of 2000 from $2.8 million in the second quarter of 1999. The increase in sales and marketing expenses was due, in large part, to increased expenditures related to the launching of affiliate programs, which contributed $893,000 in sales and marketing expenses, the expansion of our sales force, expanding and servicing our corporate and university base of partners, building brand awareness, and supporting the marketing services business. In connection with the Lycos, Inc. marketing agreement entered into in the third quarter of 1999, we recorded a warrant valued at $2.2 million. Of this amount, $222,000 was amortized to sales and marketing expense in the second quarter of 2000. The remainder is being amortized on a straight line basis over the remaining term of the agreement.

     General and Administrative. General and administrative expenses consist primarily of costs related to general corporate functions, including executive management, finance, human resources, facilities, accounting and legal. General and administrative expenses were $2.6 million in each of the second quarter of 2000 and the second quarter of 1999. Increases in general and administrative expenses which were primarily due to higher facilities, legal, accounting and personnel related costs, were offset by savings of non-recurring acquisition costs of $1.3 million related to the acquisitions of University Netcasting, Inc. and Transaction Service Providers, which were incurred in the second quarter of 1999.

     Depreciation and Amortization. Depreciation expense increased to $576,000 in the second quarter of 2000 from $162,000 in the second quarter of 1999 primarily as a result of fixed asset purchases during the latter part of 1999 and the first six months of 2000. Amortization expense increased to $860,000 in the second quarter of 2000 from $138,000 in the second quarter of 1999, primarily as a result of the acquisition of Voice FX in the fourth quarter of 1999, the write-off of the remainder of Mentor Interactive's goodwill in the second quarter of 2000 and, to a lesser extent, the acquisitions of ScholarAid and College411 during the second quarter of 2000.

     Stock-Based Compensation. We recorded deferred compensation of $4.2 million in 1998 and an additional $228,000 in 1999, which were offset by reductions of $259,000 and $479,000 due to stock option cancellations as a result of employee terminations during 1999 and the six month period ended June 30, 2000, respectively. Of this amount, $2.4 million has been amortized to expense as of June 30, 2000, of which $188,000 was recorded as an expense in the second quarter of 2000. The remainder is being amortized over the remaining vesting period of the individual stock options.

     Interest Income (Expense), Net. Interest income (expense), net, includes interest income from cash balances and interest expense related to Student Advantage's financing obligations. Interest income (expense), net, increased to $396,000 in the second quarter of 2000 from $50,000 in the second quarter of 1999. The increase is a result of interest income earned on higher average cash and cash equivalents balances during the second quarter of 2000 compared to that of the second quarter of 1999. Borrowings under a line of credit were $2.0 million at June 30, 2000 and $60,000 at June 30, 1999.

     COMPARISON OF SIX MONTHS ENDED JUNE 30, 2000 WITH SIX MONTHS ENDED JUNE 30, 1999

     Revenue. Total revenues increased to $22.7 million for the first six months of 2000 from $9.7 million for the first six months of 1999 due both to an increase in corporate and university solutions revenue of $6.9 million, and an increase in student services revenue of $6.1 million. The increase in corporate and university solutions revenue was primarily due to increases in commerce revenue related to our acquisition of Voice FX in the fourth quarter of 1999, and, to a lesser extent, marketing services revenues related to several contracts not in effect in the first six months of 1999. The increase in student services revenue was primarily due to (1) increases in subscription revenue due to an increase in the number of card members to 2.1 million at the end of the second quarter of 2000 from 1.3 million at the end of the second quarter of 1999, (2) revenues related to the AT&T marketing agreement in effect prior to June 8, 2000, the date the AT&T Agreements were restructured, and (3) transaction-based commerce fees. Other increases were attributable to both on-line advertising on our network of web sites, and print advertising in SAM, Student Advantage Magazine.

     AT&T accounted for approximately 35% and 58% of total revenue in the first six months of 2000 and the first six months of 1999, respectively. Additionally, AT&T accounted for approximately 52% and 63% of student services revenue and 6% and 26% of corporate and university solutions revenue in the second quarter of 2000 and the second quarter of 1999, respectively. One other customer, Capital One, accounted for approximately 20% of total revenue (3% of student services revenue and 49% of corporate and university solutions revenue) in the first six months of 2000.

     Cost of Student Services Revenue. Cost of student services revenue increased to $5.6 million in the first six months of 2000 from $4.4 million in the first six months of 1999. This increase was due primarily to fees owed to third parties in connection with selling their products, and royalties and costs associated with on-line advertising.

     Cost of Corporate and University Solutions Revenue. Cost of corporate and university solutions revenue increased to $4.4 million in the first six months of 2000 from $1.2 million in the first six months of 1999. This increase is primarily due to the acquisition of Voice FX, which was acquired in the fourth quarter of 1999, and incurred $1.9 million in cost in the first six months of 2000. Costs related to new marketing services contracts entered into in the first six months of 2000, and the acquisition of The Campus Agency, LLC, in 1999, also contributed to the increase.

     Product Development. Product development expenses increased to $7.7 million in the first six months of 2000 from $2.8 million in the first six months of 1999. The increase is primarily due to costs incurred in connection with the enhancement of our network of web sites, the development of our customer database, development of new product offerings such as SA Cash and our Academic Research Engine, and the purchases of Scholaraid and College411 during the second quarter of 2000.

     Sales and Marketing. Sales and marketing expenses increased to $9.1 million in the first six months of 2000 from $5.0 million in the first six months of 1999. The increase in sales and marketing expenses was due, in large part, to increased expenditures related to the launching of affiliate programs, which contributed $1.9 million in cost, the expansion of our sales force, expanding and servicing our corporate and university base of partners, building brand awareness, and supporting the marketing services business. In connection with the Lycos, Inc. marketing agreement entered into in the third quarter of 1999, we recorded a warrant valued at $2.2 million. Of this amount, $444,000 was amortized to sales and marketing expense in the first six months of 2000. The remainder is being amortized on a straight line basis over the remaining term of the agreement.

     General and Administrative. General and administrative expenses increased to $4.9 million in the first six months of 2000 from $4.5 million in the first six months of 1999. Increases in general and administrative expenses primarily due to higher facilities, legal, accounting and personnel related costs, were offset in part by savings of non-recurring acquisition costs of $1.3 million related to the acquisitions of University Netcasting, and Transaction Service Providers which were incurred in the first six months of 1999.

     Depreciation and Amortization. Depreciation expense increased to $1.0 million in the first six months of 2000 from $292,000 in the first six months of 1999 primarily as a result of fixed asset purchases during the latter part of 1999 and the first six months of 2000. Amortization expense increased to $1.4 million in the first six months of 2000 from $313,000 in the first six months of 1999, primarily as a result of the acquisition of Voice FX in the fourth quarter of 1999, the write-off of the remainder of Mentor Interactive's goodwill in the second quarter of 2000, and, to a lesser extent, the acquisitions of ScholarAid and College411 during the first six months of 2000.

     Stock-Based Compensation. We recorded deferred compensation of $4.2 million in 1998 and an additional $228,000 in 1999, which were offset by reductions of $259,000 and $479,000 due to stock option cancellations as a result of employee terminations during 1999 and the six month period ended June 30, 2000, respectively. Of this amount, $2.4 million has been amortized to expense as of June 30, 2000, of which $430,000 was recorded as an expense in the first six months of 2000. The remainder is being amortized over the remaining vesting period of the individual stock options.

     Interest Income (Expense), Net. Interest income (expense), net, increased to $869,000 in the first six months of 2000 from $124,000 in the first six months of 1999. The increase is a result of interest income earned on higher average cash and cash equivalents balances during the first six months of 2000 compared to that of the first six months of 1999. Borrowings under a line of credit were $2.0 million at June 30, 2000 and $60,000 at June 30, 1999.


LIQUIDITY AND CAPITAL RESOURCES

     Student Advantage has financed its operations primarily through the private and public placement of securities, cash from operations, borrowings under its credit facilities and loans from LLC members. In October 1998, Student Advantage completed a private placement of equity securities to new investors and received $9.9 million in net proceeds. In June 1999, we completed an initial public offering, selling 6.0 million shares and raising $44.6 million, net of offering costs. On July 21, 1999, an additional 900,000 shares were issued by Student Advantage as a result of the full exercise of the underwriters' over-allotment option, resulting in additional net proceeds of $6.7 million. As of June 30, 2000, Student Advantage had $24.2 million in cash and cash equivalents and marketable securities.

     Net cash used for operating activities was $10.6 million for the first six months of 2000 and $2.5 million for the first six months of 1999. The net cash used in the first six months of 2000 was primarily a result of a net loss of $11.0 million, an increase in accounts receivable of $2.8 million, and a decrease in deferred revenue and advanced payments of $3.6 million, offset by increases in accounts payable and accrued expenses of $2.5 million. Net cash used for operations in 1999 resulted primarily from a net loss of $9.2 million, partially offset by a decrease in accounts receivable of $1.0 million, increases in accounts payable and accrued expenses of $3.5 million and an increase in deferred revenue and advanced payments of $1.5 million. Deferred revenue represents primarily payments for membership fees not yet recognized as revenue and advance payments for purchases of memberships and other services.

     Net cash provided by investing activities was $8.3 million in the first six months of 2000 and net cash used in investing activities was $22.8 million in the first six months of 1999. The cash provided by investing activities was due to the sale of marketable securities of $20.5 million. The increase was partially offset by cash used for investing activities related to the purchase of marketable securities of $8.8 million, the purchase of fixed assets of $1.3 million, an additional investment in edu.com of $1.0 million, and the purchases of ScholarAid and College411 during the first six months of 2000. Net cash used for investing activities during the first six months of 1999 was primarily due to the purchase of marketable securities of $20.6 million, the acquisitions of The Travel Holdings Group, The Campus Agency, and Mentor Interactive, and the settlement of a purchase contingency related to the acquisition of Collegiate Advantage.

     Net cash provided by financing activities was $2.4 million in the first six months of 2000 and $43.8 million in the first six months of 1999. The net cash provided by financing activities in the first six months of 2000 was primarily the result of borrowings of $2.0 million under our line of credit. The increase in 1999 was primarily the result of net cash proceeds of $43.3 million from the sale of shares of Student Advantage common stock related to the initial public offering.

     Student Advantage has a $2.75 million bank line of credit and equipment lease credit facility, which expires on August 31, 2000. The line of credit bears interest at a rate of LIBOR plus 2% or the bank's base rate. The line of credit and equipment lease credit facility are secured by all of the assets of Student Advantage. We are currently seeking a renewal of our bank line of credit and equipment lease facility. Borrowings under the line of credit were $2.0 million at June 30, 2000.

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

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

WE HAVE EXPERIENCED LOSSES IN THE PAST AND EXPECT FUTURE LOSSES

     We have not achieved profitability and expect to continue to incur operating losses for the foreseeable future. We incurred net losses of $10.5 million in 1998, $19.6 million in 1999, and $11.0 million in the first six months of 2000. As of June 30, 2000, our accumulated deficit was $55.1 million. We expect to continue to incur significant operating and capital expenditures and, as a result, we will need to generate significant revenue to achieve and maintain profitability.

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

WE ARE DEPENDENT UPON AT&T FOR A LARGE PERCENTAGE OF OUR REVENUE AND A DECLINE IN REVENUE FROM AT&T WOULD ADVERSELY AFFECT OUR RESULTS

     Since February 1, 1997, we have had a relationship with AT&T through which AT&T has paid us for a variety of goods and services, including memberships provided free to students with an AT&T calling card and marketing services. In June of 2000, we restructured the agreements with AT&T, through which AT&T will pay us for a variety of goods and services, including those under the old agreements, as well as on-line and off-line media placements and new marketing services.

     In 1998, we derived $11.8 million, or 61%, of our total revenue from AT&T. In 1999, we derived $15.2 million, or 55%, of our total revenue from AT&T. In the first six months of 2000, we derived $7.9 million, or 35%, of our total revenue from AT&T. Under the agreements in effect prior to June 2000, almost all of our members have received their Student Advantage memberships at no charge from AT&T by either electing to apply for an AT&T calling card in connection with their Student Advantage membership or by receiving a free Student Advantage membership from AT&T. We obtained these members as a result of AT&T's distribution of free Student Advantage memberships to students who enrolled for an AT&T telecommunications service. In addition, to date a significant portion of our commerce revenue has been attributable to fees that we earned from AT&T for obtaining completed calling card applications from students. Under the restructured agreement, AT&T has a commitment to purchase 900,000 memberships for the 2000-2001 academic year. AT&T is not required to purchase a minimum number of memberships under the restructured agreement after the 2000-2001 academic year. However, we will have the opportunity to earn fees for acquiring customers for certain new products, other than calling cards. Under the restructured AT&T agreement, there can be no assurance that we will be successful in maintaining or expanding our membership base and/or the level of our commerce revenue.

     Our new agreement with AT&T is due to expire in June 2003; however, AT&T may terminate the agreement effective June 1, 2001. There are no guaranteed revenues or membership commitments after June 30, 2001. The termination or restructuring of our relationship with AT&T could have a material adverse effect on our business.

WE HAVE A LIMITED OPERATING HISTORY AND MAY FACE DIFFICULTIES ENCOUNTERED BY EARLY STAGE COMPANIES IMPLEMENTING AN ON-LINE AND OFF-LINE STRATEGY

     We have a limited operating history on which an investor can evaluate our business. Our operations began in 1992. An investor in our common stock must consider the risks and difficulties frequently encountered by early stage companies implementing an on-line and off-line strategy. These risks include our possible inability to:

     *    sustain historical revenue growth rates,

     *    generate sufficient revenue to achieve and maintain profitability,

     *    implement our business model,

     * maintain the satisfaction of our members, and our university and corporate partners,

     * introduce new and enhanced web and off-line content, products and services, and

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

OUR RELATIONSHIP WITH AT&T COULD HINDER OUR ABILITY TO ATTRACT ADDITIONAL
SPONSORS

     Our agreement with AT&T prevents us from including companies that promote goods and services competitive to AT&T in our AT&T/Student Advantage Membership Program. Our agreement with AT&T also provides that AT&T will be the sole provider of free Student Advantage Program memberships to college students in connection with the promotion of a telecommunications product competitive with AT&T. Our relationship with AT&T could hinder our ability to attract additional national sponsors for the card program, in particular sponsors who distribute or promote telecommunications products.

WE MAY NOT SUCCESSFULLY IMPLEMENT OUR INTERNET STRATEGY

     In order to successfully implement our internet strategy, we must:

     * establish our network of web sites as the primary vehicle for delivery of our products and services, including member registration and renewal, information regarding national and local sponsors, and customer service,

     * expand our network of web sites to include more content and services for students and encourage our members to use the sites so that they become more attractive for advertisers, and

     * establish our network of web sites as an effective e-commerce platform.

     Our failure to successfully implement our internet strategy could have a material adverse effect on our business.

OUR ABILITY TO GENERATE SIGNIFICANT REVENUES FROM ON-LINE ACTIVITIES AND INTERNET ADVERTISING IS UNCERTAIN

     Our business model depends in part on increasing the amount of revenue derived from internet advertising and other internet-related activities. Our ability to generate significant revenues from advertisers, sponsors and other businesses in connection with on-line activities will depend, in part, on our ability to generate sufficient user traffic with demographic characteristics attractive to our advertisers. The intense competition among web sites that sell on-line advertising has led to the creation of a number of pricing alternatives for on-line advertising. These alternatives make it difficult for us to project future levels of advertising and other internet-related revenue and applicable gross margins related to our on-line offerings that can be sustained by us or the on-line advertising industry in general.

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

A LIMITED NUMBER OF CUSTOMERS REPRESENT A SIGNIFICANT PERCENTAGE OF OUR REVENUE

     A limited number of customers currently account for a significant percentage of our total revenues. In the first six months of 2000, two customers accounted for 55% of total revenues. We expect a limited number of customers to continue to account for a significant percentage of total revenues in the future and we believe that we must continue to acquire additional customers to be successful. The loss of any one of these customers could have a material adverse effect on our business.

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

OUR OPERATING RESULTS DEPEND ON SELLING NEW MEMBERSHIPS EVERY YEAR

     A significant portion of our revenue is derived from our membership program. Members must join our program each year. A significant percentage of our members graduate each year and, therefore, do not renew their memberships. Our revenue growth is highly dependent upon our ability to market the value of our membership to college students and to retain members on a yearly basis. To date, we have not maintained sufficient data to determine the specific number of members who renew on a yearly basis. A failure to acquire new members or renew current members could have a material adverse effect on our business.

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

COLLEGES AND UNIVERSITIES ARE INCREASINGLY RELUCTANT TO PERMIT BUSINESSES TO MARKET PRODUCTS AND SERVICES ON CAMPUS

     Colleges and universities are becoming increasingly wary of businesses which market products and services to their students. Many colleges and universities are seeking to decrease or eliminate such marketing. In particular, colleges and universities are concerned that many students have incurred substantial levels of credit card debt. As a result, colleges and universities often attempt to prevent credit card companies and other companies that offer credit from marketing to their students. We are sometimes mistaken for a credit card company because we give students a plastic card and a unique identification number to represent their membership, and because we market a stored-value card used in conjunction with student ID cards (SA Cash). This sometimes makes it difficult for us to gain access to college and university students, and we have been denied access to certain college and university campuses. To date, we have not maintained sufficient data to determine the specific number of colleges and universities which have denied us access to their campuses. Any inability to directly contact students on campus could have a material adverse effect on our business.

WE FACE SIGNIFICANT COMPETITION ON THE INTERNET, WHICH COULD ADVERSELY AFFECT OUR BUSINESS

     Many web sites compete for consumers' and advertisers' attention and spending. We believe that our ability to compete depends upon many factors, including the following:

     *    the market acceptance of our web sites and on-line services,

     *    the success of our brand building and sales and marketing efforts,

     * the performance, price and reliability of services developed by us or our competitors,

     *    the effectiveness of our customer service efforts,

     * the ability of our competitors to maintain or establish cooperative relationships among themselves or with strategically aligned third parties, and

     *    the emergence of new competitors.

     We compete for members and advertisers on-line with the following types of companies:

     *    on-line services or web sites targeted at college students, and

     * web search and retrieval and other on-line service companies, commonly referred to as portals, such as AltaVista, Excite, Infoseek, Lycos and Yahoo!.

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

WE MAY BE UNABLE TO MAKE ATTRACTIVE ACQUISITIONS OR INTEGRATE ACQUIRED COMPANIES

     As part of our business strategy, we plan to continue to acquire or make investments in complementary businesses, products, services or technologies to increase our on-line traffic and obtain new technologies. However, we cannot assure you that we will be able to identify suitable acquisition or investment candidates. Even if we do identify suitable candidates, we cannot assure you that we will be able to make such acquisitions or investments on commercially acceptable terms. If we buy a business, we could have difficulty in assimilating that company's personnel, operations, products, services or technologies into our operations. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations.

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

WE MAY BE UNABLE TO SUCCESSFULLY MANAGE CHANGES IN OUR BUSINESS

     We have experienced a period of significant growth. This growth has placed significant demands on our management and strains on our resources. Revenue increased from approximately $1.8 million in 1996 to $27.6 million in 1999, and to $22.7 million in the first six months of 2000, as compared to $9.7 million in the first six months of 1999. During that same time period we increased from fewer than 50 to more than 350 employees.

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

WE MUST ATTRACT AND RETAIN HIGHLY-QUALIFIED PERSONNEL IN A COMPETITIVE LABOR MARKET

     We will continue to need to hire key employees. Competition for such personnel is intense. We have experienced, and we expect to continue to experience in the future, difficulty in hiring highly skilled employees with the appropriate qualifications. If we do not succeed in attracting new personnel or retaining and motivating our current personnel, our business could be adversely affected.

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

     In addition, our users depend on internet service providers, on-line service providers and other web site operators for access to our network of web sites. Many of them have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems.

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

WE MAY BE SUED FOR INFORMATION RETRIEVED FROM THE INTERNET

     We may be subjected to claims for defamation, invasion of privacy, negligence, copyright or trademark infringement, personal injury or other legal theories relating to the information we publish on our network of web sites or in our publications or the use of our academic search engine in the form of web crawling or framing. These types of claims have been brought, sometimes successfully, against on-line services as well as other print publications in the past. We could also be subjected to claims based upon the content that is accessible from our network of web sites through links to other web sites or through content and materials that may be posted by members in chat rooms or bulletin boards. Our insurance may not adequately protect us against these types of claims.

CONSUMER PROTECTION PRIVACY CONCERNS AND REGULATIONS COULD IMPAIR OUR ABILITY TO OBTAIN AND USE INFORMATION ABOUT OUR USERS AND MAY SUBJECT US TO LITIGATION.

     Our network of web sites captures information regarding our members in order to provide information to them, tailor content to them or assist advertisers in targeting their advertising campaigns to particular demographic groups. However, privacy concerns may cause users to resist providing the personal data necessary to support this tailoring capability. Even the perception of security and privacy concerns, whether or not valid, may indirectly inhibit market acceptance of our network of web sites.

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

     Legislative or regulatory requirements may heighten privacy concerns if businesses must notify internet users that the data may be used by marketing entities to direct product promotion and advertising to the user. The Federal Trade Commission and state agencies have been investigating various internet companies regarding their use of personal information. In 1998, the United States Congress enacted the Children's On-line Privacy Protection Act of 1998. We depend upon collecting personal information from our customers and the regulations promulgated under this act have made it more difficult for us to collect personal information from some of our customers. We may be liable for claims based on unauthorized purchases with credit card information, impersonation or other similar fraud claims. We could incur additional expenses if new regulations regarding the use of personal information are introduced or if our privacy practices are investigated. Other countries and political entities, such as the European Economic Community, have adopted such legislation or regulatory requirements. If consumer privacy concerns are not adequately addressed, our business, financial condition and results of operations could be materially harmed. We may also be subject to additional state and Federal banking regulations (Federal Reserve) in connection with the introduction of some of our new products such as SA Cash.

WE MAY BE SUBJECT TO LITIGATION WHICH COULD HAVE A MATERIAL ADVERSE EFFECT UPON OUR BUSINESS

     Our industry has been the subject of substantial amounts of litigation regarding intellectual property and contractual rights. Consequently, there can be no assurance that third parties will not allege claims against us with respect to current or future trademarks, advertising or marketing strategies, business processes or other proprietary rights, or that we will counterclaim against any such parties in such actions. Any such claims or counterclaims could be time-consuming, result in costly litigation, diversion of management's attention, require us to redesign our products or advertising/marketing strategies or require us to enter into royalty or licensing agreements, any of which could have a material adverse effect upon our business, results of operations and financial condition. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all.

WE MAY BE UNABLE TO RESPOND TO THE RAPID TECHNOLOGICAL CHANGE IN OUR INDUSTRY

     Our market is characterized by rapidly changing technologies, frequent new product and service introductions and evolving industry standards. The recent growth of the internet and intense competition in our industry exacerbates these market characteristics. To achieve our goals, we need to integrate effectively the various software programs and tools required to enhance and improve our product offerings and manage our business. Our future success will depend on our ability to adapt to rapidly changing technologies by continually improving the performance features and reliability of our products and services. We may experience difficulties that could delay or prevent the successful development, introduction or marketing of new products and services. In addition, our new enhancements must meet the requirements of our current and prospective members and must achieve significant market acceptance. We could also incur substantial costs if we need to modify our service or infrastructures to adapt to these changes or comply with new regulations.

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

CERTAIN CURRENT STOCKHOLDERS OWN A LARGE PERCENTAGE OF OUR VOTING STOCK

     As of July 31, 2000, our executive officers, directors and affiliated entities, together own approximately 60% of our outstanding common stock. Therefore, these stockholders are able to control all matters requiring stockholder approval and, thereby, our management and affairs. Matters that typically require stockholder approval include:

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


PART II. OTHER INFORMATION.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     The effective date of our first registration statement, filed on Form S-1 under the Securities Act of 1933 (File No. 333-75807) relating to the initial public offering of our Common Stock, was June 17, 1999. A total of 6,000,000 shares of our Common Stock were sold to an underwriting syndicate. The managing underwriters were BancBoston Robertson Stephens, Prudential Securities, Volpe Brown Whelan & Company and Wit Capital Corporation. The offering commenced and completed on June 17, 1999, at an initial public offering price of $8.00 per share. The initial public offering resulted in gross proceeds of $48.0 million, $3.4 million of which was applied to the underwriting discount and $1.4 million of which was applied to related expenses. As a result, net proceeds of the offering to us were approximately $43.0 million. From the date of receipt through June 30, 2000, approximately $5.2 million of the net proceeds of the initial public offering was used to make an investment in edu.com, $3.4 million was used to purchase fixed assets, $2.5 million was used to pay off our line of credit, $1.3 million was used to pay acquisition expenses related to the acquisition of University Netcasting, Inc., $1.3 million was used as partial consideration and professional fees for the acquisition of Voice FX Corporation in October 1999, $1.1 million was used as partial consideration for the acquisition of ScholarAid and College411 in May 2000, and to pay other expenses related to our public offering. None of the net proceeds of the offering were paid by us, directly or indirectly, to any director, officer or general partner of Student Advantage or any of their associates, or to any persons owning ten percent or more of any class of the Company's equity securities, or any affiliates of the Company.

     On May 17, 2000, the Company issued 193,837 shares of common stock in connection with the acquisition of College411.com, Inc. In addition, College411.com optionholders received equivalent options for shares of Student Advantage common stock in exchange for their outstanding options for common stock. These securities were issued to the stockholders of College411.com under the exemptions from registration set forth in Section 4(2) of the Securities Act of 1933, as amended. No underwriters were involved in such transaction.

     On May 18, 2000, the Company issued 131,638 shares of common stock in connection with the acquisition of ScholarAid.com, Inc. In addition, ScholarAid.com optionholders received equivalent options for shares of Student Advantage common stock in exchange for their outstanding options for common stock. These securities were issued to the stockholders of ScholarAid.com under the exemptions from registration set forth in Section 4(2) of the Securities Act of 1933, as amended. No underwriters were involved in such transaction.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 19, 2000, the following proposals were voted on at the Annual Meeting of Stockholders:

Proposal                                   For         Against/Withheld  Abstain

1. To elect John S. Katzman as a Class I   23,115,095       305,195       N/A
   director to serve for a three year
   term expiring at the Annual Meeting
   following the fiscal year ended
   December 31, 2002.

2. To elect Charles E. Young as a Class I  23,115,095       305,195       N/A
   director to serve for a three year
   term expiring at the Annual Meeting
   following the fiscal year ended
   December 31, 2002.

3. To approve an amendment to the          19,787,326     3,359,795       7,143
   Company's 1998 Stock Incentive Plan
   increasing the number of shares of
   Common Stock issuable under the Plan
   from 7,500,000 shares to 9,500,000
   shares and the continuance of the
   Plan, as amended.

     In addition to the two directors listed above who were elected at the meeting, the terms of the following directors continued after the meeting:
Raymond V. Sozzi, Jr., John M. Connolly, William S. Kaiser and Marc J.
Turtletaub.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) EXHIBITS

        10.22 Marketing and Membership Agreement between AT&T Corp. and Student Advantage, Inc., effective June 8, 2000.+

        10.23 Letter Agreement, dated April 14, 2000, between Student Advantage, Inc. and Ronald J. Kos.

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

                                  Student Advantage, Inc.


                                  (Registrant)





Dated: August 14, 2000            By: /s/ Kenneth S. Goldman
                                  -------------------------------------------
                                  Kenneth S. Goldman, Executive Vice
                                  President and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


Exhibits
--------

10.22 Membership and Marketing Agreement between AT&T Corp. and Student Advantage, Inc., effective June 8, 2000.+

10.23 Letter Agreement, dated April 14, 2000, between Student Advantage, Inc. and Ronald J. Kos.

27.1      Financial Data Schedule

+ Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.