Form 10-Q
period 2000-09-30
STUDENT ADVANTAGE INC
filed 2000-11-14
CIK 1073508

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2000

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
   (STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NUMBER)

                                 ---------------

                                280 SUMMER STREET
                           BOSTON, MASSACHUSETTS 02210
               (Address of Principal Executive Offices) (Zip Code)

                                 (617) 912-2000
              (Registrant's telephone number, including area code)
                                 ---------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 39,529,243 shares of common stock as of October 31, 2000.

                                 ---------------

                             STUDENT ADVANTAGE, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000
                                 ---------------

                                      INDEX

                                                                         PAGE(S)
                                                                         -------
PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
            Consolidated Balance Sheets at September 30, 2000 and
               December 31, 1999 (Unaudited)                                  3

            Consolidated Statement of Operations for the three and
               nine months ended September 30, 2000 and 1999 (Unaudited)      4

            Consolidated Statement of Cash Flows for the nine months
               ended September 30, 2000 and 1999 (Unaudited)                  5

            Notes to Consolidated Financial Statements (Unaudited)            6

ITEM 2.     MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS                                        11

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK        25

PART II.    OTHER INFORMATION                                                25


ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS                        25
ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                 25

SIGNATURES                                                                   26

EXHIBIT INDEX                                                                27

PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

                             Student Advantage, Inc.
                           Consolidated Balance Sheet
                       (in thousands, except share data)

                                                                              September 30,    December 31,
                                                                                  2000            1999
                                                                              -------------   ------------
                                                                               (unaudited)
                                               ASSETS
Current assets
   Cash and cash equivalents ............................................       $ 19,418        $ 15,370
   Marketable securities ................................................             --          20,546
   Accounts receivable (net of reserves of $519 and $328 at September 30,
     2000, and December 31, 1999, respectively) .........................          6,052           4,527
   Prepaid expenses and other current assets ............................          2,388           2,698
                                                                                --------        --------
        Total current assets ............................................         27,858          43,141
   Property and equipment, net ..........................................          5,330           4,038
   Investment ...........................................................          5,627           4,262
   Intangible and other assets, net .....................................         10,386           9,355
                                                                                --------        --------
       Total assets .....................................................       $ 49,201        $ 60,796
                                                                                ========        ========
                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable ......................................................          4,723           3,329
  Accrued compensation ..................................................          1,541           1,523
  Other accrued expenses ................................................          6,881           4,574
  Deferred revenue ......................................................          7,918           9,576
                                                                                --------        --------
        Total current liabilities .......................................         21,063          19,002
                                                                                --------        --------
Notes payable ...........................................................             --             100
                                                                                --------        --------
        Total liabilities ...............................................         21,063          19,102
                                                                                --------        --------
Stockholders' equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized,
   0 shares issued and outstanding

Common stock, $0.01 par value; Authorized: 150,000,000 shares;
   Issued and Outstanding: 36,190,607 and 35,435,398 at September 30,
   2000 and December 31, 1999, respectively .............................            361             354
    Additional paid-in capital ..........................................         89,244          87,690
    Accumulated deficit .................................................        (60,298)        (44,058)
    Notes receivable from stockholders ..................................            (50)            (79)
    Deferred compensation ...............................................         (1,119)         (2,213)
                                                                                --------        --------
        Total stockholders' equity ......................................         28,138          41,694
                                                                                --------        --------
        Total liabilities and stockholders' equity ......................       $ 49,201        $ 60,796
                                                                                ========        ========

              The accompanying notes are an integral part of these
                       consolidated financial statements

                             Student Advantage, Inc.
                      Consolidated Statement of Operations
                      (in thousands, except per share data)

                                                                                 Three Months Ended       Nine Months Ended
                                                                                    September 30,           September 30,
                                                                                  2000        1999        2000        1999
                                                                                --------    --------    --------    --------
                                                                              (Unaudited) (Unaudited) (Unaudited) (Unaudited)
Revenue
     Student Services .......................................................   $  7,070    $  5,459    $ 21,424    $ 13,737
     Corporate and University Solutions .....................................      5,573       3,164      13,924       4,584
                                                                                --------    --------    --------    --------

     Total revenue ..........................................................     12,643       8,623      35,348      18,321

Cost and expenses
     Cost of student services revenue (excluding stock-based
        compensation of $9 and $14 for the three months ended
        September 30, 2000 and 1999, respectively, and $28 and
        $43 for the nine months ended September 30, 2000 and 1999,
        respectively.) ......................................................      2,119       3,548       7,705       7,940
     Cost of corporate and university solutions revenue (excluding stock-based compensation of $6 and $8 for the three months ended September 30, 2000 and 1999, respectively, and $20
        and $25 for the nine months ended September 30, 2000 and
        1999, respectively.) ................................................      3,219       1,702       7,612       2,937
     Product development (excluding stock-based compensation of $33 and $81 for the three months ended September 30, 2000 and
        1999, respectively, and $140 and $239 for the nine months
        ended September 30, 2000 and 1999, respectively.) ...................      4,592       3,359      12,315       6,169
     Sales and marketing (excluding stock-based compensation of $105 and $139 for the three months ended September 30, 2000 and
        1999, respectively, and $322 and $409 for the nine months
        ended September 30, 2000 and 1999, respectively.) ...................      4,219       3,109      13,316       8,067
     General and administrative (excluding stock-based compensation of $33 and $40 for the three months ended September 30, 2000 and 1999, respectively, and $106 and $120 for the nine months
        ended September 30, 2000 and 1999, respectively.) ...................      2,405       1,857       7,320       6,359
     Depreciation and amortization ..........................................      1,504         349       3,946         954
     Stock-based compensation ...............................................        186         282         616         836
                                                                                --------    --------    --------    --------

             Total costs and expenses .......................................     18,244      14,206      52,830      33,262
                                                                                --------    --------    --------    --------

Loss from operations ........................................................     (5,601)     (5,583)    (17,482)    (14,941)

     Interest income (expense), net .........................................        374         637       1,242         760
                                                                                --------    --------    --------    --------

Net loss ....................................................................   $ (5,227)   $ (4,946)   $(16,240)   $(14,181)
                                                                                ========    ========    ========    ========

Basic and diluted net loss per share ........................................   $  (0.14)   $  (0.14)   $  (0.45)   $  (0.57)
                                                                                ========    ========    ========    ========
Shares used in computing basic and diluted net loss per share ...............     36,170      34,610      35,915      24,776
                                                                                ========    ========    ========    ========

Unaudited pro forma basic and diluted net loss per share ....................   $  (0.14)   $  (0.14)   $  (0.45)   $  (0.47)
                                                                                ========    ========    ========    ========
Shares used in computing unaudited pro forma basic and diluted net
     loss per share .........................................................     36,170      34,610      35,915      29,877
                                                                                ========    ========    ========    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements

                             Student Advantage, Inc.
                      Consolidated Statement of Cash Flows
                                 (in thousands)

                                                                                    For The Nine Months Ended
                                                                                           September 30,
                                                                                       2000            1999
                                                                                     --------        --------
                                                                                   (Unaudited)      (Unaudited)
Cash flows from operating activities:
   Net loss......................................................................    $(16,240)       $(14,181)
Adjustments to reconcile net loss to net cash used for operating activities:
   Depreciation..................................................................       1,689             471
   Amortization..................................................................       2,257             446
   Reserve for allowances and bad debts..........................................         171             130
   Compensation expense relating to issuance of equity...........................         616             836
   Issuance of stock in exchange for services....................................          --             108
   Amortization of marketing expense associated with common stock warrant........         666             220
Changes in assets and liabilities, net of effects of acquisitions:
   Accounts receivable...........................................................      (1,659)         (3,268)
   Prepaid expenses, other current assets and other assets.......................         326          (1,886)
   Accounts payable..............................................................       1,287             436
   Accrued compensation..........................................................          18             (94)
   Accrued expenses..............................................................       1,971           2,077
   Deferred revenue..............................................................      (1,906)          1,231
                                                                                     --------        --------
Net cash used for operating activities...........................................     (10,804)        (13,474)
                                                                                     --------        --------

Cash flows from investing activities:
   Purchases of fixed assets.....................................................      (2,618)         (1,438)
   Acquisitions of businesses for cash, net of cash acquired.....................      (2,065)         (1,199)
   Purchases of marketable securities............................................      (8,813)        (44,283)
   Proceeds from sale of marketable securities...................................      29,359           8,943
   Purchase of investment........................................................      (1,365)             --
   Proceeds from sale of fixed assets............................................         --              16
                                                                                     --------        --------
Net cash provided by (used for) investing activities.............................      14,498         (37,961)
                                                                                     --------        --------

Cash flows from financing activities:
   Repayment of note from stockholder............................................          29              --
   Proceeds from issuance of common stock, net of issuance costs.................          --          49,920
   Proceeds from exercise of common stock options, warrants and employee stock
     purchase plan...............................................................         325             512
   Note Payable..................................................................          --             100
                                                                                     --------        --------
Net cash provided by financing activities........................................         354          50,532
                                                                                     --------        --------

Adjustment to conform fiscal period of University Netcasting, Inc................          --           1,647
                                                                                     --------        --------

Net increase in cash and cash equivalents........................................       4,048             744
Cash and cash equivalents, beginning of year.....................................      15,370           6,140
Cash and cash equivalents, end of year...........................................    $ 19,418        $  6,884
                                                                                     ========        ========

              The accompanying notes are an integral part of these
                       consolidated financial statements

                             STUDENT ADVANTAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - THE COMPANY

BASIS OF PRESENTATION

     Student Advantage, Inc. and its subsidiaries ("Student Advantage" or the "Company") are dedicated to serving the needs of college students and the businesses and universities that serve them, primarily through its leading membership program and network of web sites. We provide college students with discounts on a broad range of products and services nationwide through the Student Advantage membership program, as well as our network of web sites (Student Advantage Network) and magazine. Through our FANSonly Network, FANSonly.com, we provide sports fans with comprehensive on-line information and analysis on college sports. We also offer marketing services to businesses seeking to communicate effectively with the college student market. Student Advantage, Inc. was incorporated in the State of Delaware on October 20, 1998. We began operations in 1992 as a sole proprietorship, converted to a general partnership in 1995, converted to a limited liability company in 1996 and became a C Corporation in 1998. From inception through December 1997, our revenue was derived primarily from annual membership fees. Since that time, we have expanded our product and service offerings through internal growth as well as acquisitions.

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

     The financial statements for the three and nine months ended September 30, 2000, reflect a change in the classification of revenue categories and the associated cost of sales. The classifications have been changed from "Subscription" and "Other" to "Student Services" and "Corporate and University Solutions." Student services revenue is attributable to the parts of our business that are focused primarily on providing goods and services to students. Corporate and university solutions revenue includes those revenues that are attributable to the parts of our business that are focused primarily on providing goods and services to corporations and universities. As we continue to expand the products and services that we offer, the change in reporting categories better represents the types of products and services and their associated costs. Certain prior period amounts have been reclassified to conform to the current period presentation. We continue to operate as a single segment since the financial information reviewed by the chief decision maker reflects one segment.

     These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 1999.

UNAUDITED INTERIM FINANCIAL INFORMATION

     The unaudited interim consolidated financial statements of Student Advantage for the three and nine months ended September 30, 2000 and 1999, respectively, included herein have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

     In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Student Advantage at September 30, 2000, and the results of its operations and its cash flows for the three and nine months ended September 30, 2000 and 1999, respectively. The results for the three and nine months ended September 30, 2000 are not necessarily indicative of the expected results for the full fiscal year or any future period. Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2 - ACQUISITIONS

     THE TRAVEL HOLDING GROUP, LLC AND THE CAMPUS AGENCY, LLC. On April 1, 1999, Student Advantage completed its acquisitions of substantially all the assets of The Travel Holding Group, LLC and The Campus Agency, LLC in exchange for a promissory note in the amount of $330,000, which has been paid in full. The Campus Agency provides media planning and strategy consulting services to the U.S. student travel market and The Travel Holding Group is a reseller of Eurail passes. The acquisitions have been accounted for under the purchase method of accounting and the results of operations of each company have been included in Student Advantage's results beginning on the acquisition date. Goodwill and other intangible assets in the aggregate amount of $305,000 were recorded in connection with these acquisitions and are being amortized over three years.

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

     TRANSACTION SERVICE PROVIDERS, INC. On June 11, 1999, Student Advantage acquired Transaction Service Providers, Inc. ("TSP"), a provider of stored value card services to universities, students and local merchants, in a transaction accounted for as a pooling of interests. Because the historical results of operations and financial position of TSP were immaterial to Student Advantage, prior period financial statements have not been restated and TSP's results of operations have been included in Student Advantage's results as of April 1, 1999. In connection with the acquisition, Student Advantage issued 195,000 shares of common stock to the stockholders of TSP.

     UNIVERSITY NETCASTING, INC. On June 18, 1999, Student Advantage acquired all of the outstanding capital stock of University Netcasting, Inc. ("UNI"), a provider of on-line information and analysis of college sports, in exchange for 2,425,610 shares of Student Advantage common stock and the assumption of all UNI outstanding common stock options, which were converted into options to purchase a total of 66,634 shares of our common stock. This acquisition was accounted for using the pooling-of-interests method and, accordingly, the historic consolidated financial statements of Student Advantage prior to the acquisition have been restated to reflect the financial position, results of operations and cash flows of UNI.

     VOICE FX CORPORATION. On October 7, 1999, Student Advantage acquired Voice FX Corporation ("Voice FX"), a provider of Internet and Interactive Voice Response (IVR) services to college and university registrars. In connection with the acquisition, Student Advantage paid approximately $1.1 million in cash, issued 430,082 shares of common stock and assumed all of Voice FX's outstanding common stock options, which were converted into options to purchase a total of 59,687 shares of our common stock. The acquisition was accounted for under the purchase method of accounting and the results of operations have been included in Student Advantage's results of operations beginning on the acquisition date. Goodwill and other intangible assets in the aggregate amount of $6.3 million were recorded in connection with the acquisition and are being amortized on a straight-line basis over expected useful lives of between three and five years.

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

     SCHOLARAID.COM, INC. On May 18, 2000, Student Advantage acquired ScholarAid.com, Inc. ("ScholarAid"), a provider of web-based scholarship and educational research tools. In connection with the acquisition, Student Advantage issued 131,638 shares of common stock, assumed all of ScholarAid's outstanding common stock options, which were converted into options to purchase a total of 21,302 shares of our common stock, and forgave a loan of approximately $493,000. The acquisition has been accounted for under the purchase method of accounting and the results of operations have been included in Student Advantage's results of operations beginning on the acquisition date. Goodwill and other intangible assets in the aggregate amount of $1.4 million have been recorded in connection with the acquisition and are being amortized on a straight-line basis over three years.

 eSTUDENTLOAN, LLC. On July 28, 2000, Student Advantage acquired from CollegeClub.com, Inc., certain assets of its subsidiary, eStudentLoan, LLC, relating to its student loan search engine business, in exchange for approximately $910,000 in cash. The acquisition has been accounted for under the purchase method of accounting and the results of operations of the acquired business have been included in Student Advantage's results beginning on the acquisition date. Goodwill and other intangible assets in the approximate amount of $1.1 million have been recorded in connection with this acquisition and are being amortized over expected useful lives of three years.

NOTE 3 - COMPUTATION OF UNAUDITED NET LOSS PER SHARE AND PRO FORMA NET LOSS PER SHARE (1)

                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                    SEPTEMBER 30,
                                                                        2000            1999             2000             1999
                                                                       -------        --------        ----------        --------
BASIC AND DILUTED NET LOSS PER SHARE:                                (UNAUDITED)     (UNAUDITED)      (UNAUDITED)      (UNAUDITED)
Net loss                                                               $(5,227)       $ (4,946)       $  (16,240)       $(14,181)
                                                                       =======        ========        ==========        ========

Basic and diluted weighted average common shares outstanding (2)        36,170          34,610            35,915          24,776
                                                                       =======        ========        ==========        ========

Basic and diluted net loss per share                                   $  (.14)       $  (0.14)       $    (0.45)       $  (0.57)
                                                                       =======        ========        ==========        ========

PRO FORMA BASIC AND DILUTED NET LOSS PER SHARE:
Net loss                                                               $(5,227)       $ (4,946)       $  (16,240)       $(14,181)
                                                                       =======        ========        ==========        ========

Shares attributable to common stock, excluding effects of
   preferred stock conversion (2)                                                       26,369                            21,636
Shares attributable to the conversion of convertible
   preferred stock upon closing of the initial public
   offering                                                                              8,241                             8,241
                                                                                      --------                          --------

Pro forma basic and diluted weighted average shares outstanding         36,170          34,610            35,915          29,877
                                                                       =======        ========        ==========        ========

Pro forma basic and diluted net loss per share                         $ (0.14)       $  (0.14)       $    (0.45)       $  (0.47)
                                                                       =======        ========        ==========        ========

(1) Net loss per share is computed under SFAS No. 128, "Earnings Per Share". Basic net loss per share is computed using the weighted average number of shares. Diluted loss per share does not differ from basic loss per share since potential common shares from conversion of preferred stock and exercise of stock options are anti-dilutive for all periods presented. Pro forma basic and diluted net loss per share have been calculated assuming the conversion of all outstanding shares of Series A preferred stock into common shares, as if the shares had converted immediately upon their issuance.

(2) All outstanding options and warrants to purchase common stock (totaling 5,263,952 and 4,209,366 at September 30, 2000 and 1999, respectively) were excluded from the calculation of diluted earnings per share for all periods presented because their inclusion would have been anti-dilutive.

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

     ALUMNIPRIDE.COM, INC. On July 12, 2000, Student Advantage made an investment in alumnipride.com, Inc., a privately held company providing customized web sites to national alumni associations. Student Advantage paid approximately $350,000 in exchange for approximately 97,000 shares of Series B preferred stock of alumnipride.com, Inc. This investment is being recorded at the lower of cost or market.

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS No. 133"). The new standard establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. On July 7, 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133 -- an amendment to FASB Statement No. 133." SFAS 133, as amended, by SFAS 137, is effective for Student Advantage's fiscal year ending December 31, 2001. On June 19, 2000, certain provisions of SFAS 133 were amended by SFAS 138, "Accounting for Certain Derivative Instruments - an amendment to FASB Statement No. 133." We do not expect the adoption of SFAS No. 133 to have a material effect on our financial position or results of operations.

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

     In October 2000, the Emerging Issues Task Force (EITF) issued No. 00-14, "Accounting for Certain Sales Incentives." This Issue addresses the recognition, measurement, and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction. The EITF also issued No. 99-19, "Reporting Gross as a Principal versus Net as an Agent." The issue addresses whether a company should report revenue based on (a) the gross amount billed to a customer because it has earned revenue from the sale of the goods or services or (b) the net amount retained (that is, the amount billed to the customer less the amount paid to a supplier) because it has earned a commission or fee. Both are effective in connection with the implementation of Staff Accounting Bulletin 101.

NOTE 7 - RELATED PARTY TRANSACTIONS

     Effective May 15, 2000, we entered into an Affiliate and E-Commerce Agreement with The Princeton Review LLC, an affiliate of Princeton Review Publishing LLC. Princeton Review Publishing LLC is a stockholder of Student Advantage, and one of its officers and equity holders is a member of our Board of Directors. Under the agreement, The Princeton Review will pay us a fee to participate in the Student Advantage Network by placing the Student Advantage logo and content on The Princeton Review's review.com web site. In addition, under the agreement, The Princeton Review will provide discounts as part of the Student Advantage Membership Program, and market the discount to high school, college and university students. Additionally, under the agreement we will pay The Princeton Review a fee in exchange for exclusive advertising sales responsibilities for the review.com web site. The agreement expires on June 15, 2002. We recorded revenue of $249,000 and $295,000, and expense of $228,000 and $359,000, related to this agreement during the three and nine months ended September 30, 2000, respectively.

NOTE 8 - SUBSEQUENT EVENTS

     On October 27, 2000, we issued 800,000 shares of common stock to At Home Corporation ("Excite@Home"), a provider of broadband services, and 1,200,000 shares of common stock to John Hancock Small Cap Value Fund, for an aggregate purchase price of $10 million. We also issued to these investors warrants to purchase a total of 1,000,000 shares of common stock, half of which were issued at a purchase price of $5 per share and half of which were issued at a purchase price of $6 per share. In connection with the financing, we entered into an alliance agreement with Excite@Home to jointly market Excite@Home's broadband service and Student Advantage Network content to student and university customers.

     On October 31, 2000, we acquired substantially all of the assets of CollegeClub.com, Inc. ("CollegeClub"), an integrated communications and media internet company for college students, and certain affiliates that had filed for protection under Chapter 11 of the federal Bankruptcy Code, in exchange for approximately $6.6 million in cash and 1,324,761 shares of Student Advantage common stock and the assumption of certain liabilities. Up to an additional $5.0 million in cash will be paid to CollegeClub if certain web site revenue performance goals are met during 2001. The sale was approved by the federal Bankruptcy Court in Southern California. The acquisition will be accounted for under the purchase method of accounting and the results of the acquired business will be included in Student Advantage's results beginning on the acquisition date.

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

OVERVIEW

     Student Advantage is dedicated to serving the needs of college students and the businesses and universities that serve them, primarily through our leading membership program and network of web sites. We report our revenue in two categories: student services revenue and corporate and university solutions revenue.

     Student services revenue is attributable to the parts of Student Advantage's business which are focused primarily on providing goods and services to students. Student services revenue includes subscription, commerce and advertising revenue. Subscription revenue is derived from membership sales. Subscription revenue is recognized ratably from the date of subscription to the end of the annual membership period, which ends on August 31 of each year. Memberships are sold in several different ways. To date, almost all have been sold to AT&T and distributed in conjunction with an AT&T calling card. The membership cards associated with these membership sales are co-branded and serve as both a Student Advantage membership identification card and an AT&T calling card. We earn a fee from AT&T for these memberships, with a current commitment by AT&T to purchase 900,000 memberships for the 2000-2001 academic year. During 1998, 1999, and the nine months ended September 30, 2000, AT&T accounted for approximately 95%, 94%, and 89% of subscription revenue, respectively. In June 2000, we restructured our agreements with AT&T (See: Risk Factors that May Affect Future Results - "We are Dependent Upon AT&T for a Large Percentage of Our Revenue and a Decline in Revenue from AT&T would Adversely Affect Our Results".) Also, during the 1999-2000 academic year, we sold memberships to Capital One for distribution to their existing and prospective student customer base. We also sell memberships to certain of our corporate partners for resale to students at their retail locations. In addition, Student Advantage sells memberships directly to students for a membership fee that is currently $20 per year. Commerce revenue includes primarily transaction-based fees earned for reselling products and services and acquiring student customers on behalf of other businesses. To date, commerce revenue has included primarily fees that we receive from AT&T for obtaining completed calling card applications on their behalf, and from the resale of Eurail passes. Advertising revenue consists primarily of fees for banner advertisements and sponsorships on our network of web sites, and advertisements placed in SAM, Student Advantage Magazine.

     Corporate and university solutions revenue is attributable to the parts of Student Advantage's business which are focused primarily on providing goods and services to corporations and universities. It includes commerce and marketing services revenue. Commerce revenue includes primarily transaction-based fees earned in connection with acquiring customers on behalf of our corporate clients. Marketing services revenue is derived primarily from providing tailored marketing services to businesses seeking to market their products and services to college students. These services include organizing and executing marketing tours that travel to college campuses, staffing tables in college locations on behalf of businesses, and providing media planning and placement.

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

     On July 28, 2000, Student Advantage acquired from CollegeClub.com, Inc., certain assets of its subsidiary eStudentLoan, LLC, relating to its student loan search engine business, in exchange for approximately $910,000 in cash. The acquisition has been accounted for under the purchase method of accounting and the results of operations of the acquired business have been included in Student Advantage's results beginning on the acquisition date. Goodwill and other intangible assets in the approximate amount of $1.1 million have been recorded in connection with this acquisition and are being amortized over expected useful lives of three years.

     We recorded deferred compensation of $4.2 million in the year ended December 31, 1998 and $228,000 in the first quarter of 1999, representing the difference between the exercise price of stock options granted and the fair market value of the underlying common stock at the date of grant. The difference is recorded as a reduction of stockholders' equity and is being amortized over the vesting period of the applicable stock options, typically four years. Of the total deferred compensation amount, $808,000 and $1.1 million had been amortized during 1998 and 1999, respectively, and an additional $186,000 and $616,000 has been amortized during the three and nine months ended September 30, 2000, respectively. During 1999 and the nine month period ended September 30, 2000, we reduced the amount of deferred compensation by approximately $259,000 and $479,000 respectively as a result of cancellation of certain stock options due to the termination of the employment with Student Advantage of certain employees. The amortization of deferred compensation is recorded as an operating expense. We currently expect to amortize the following remaining amounts of deferred compensation as of September 30, 2000 in the periods indicated:

October 1, 2000 -- December 31, 2000..............................    $ 187,000
January 1, 2001 -- December 31, 2001..............................      689,000
January 1, 2002 -- December 31, 2002..............................      239,000
January 1, 2003 -- December 31, 2003..............................        4,000

     Student Advantage has experienced substantial net losses since its inception and as of December 31, 1999 and September 30, 2000, Student Advantage had an accumulated deficit of $44.1 million and $60.3 million, respectively. Student Advantage expects to increase its expenditures in all areas in order to execute its business plan. As a result, Student Advantage believes that it will continue to incur operating losses and negative cash flows from operations for the foreseeable future and that the rate at which such losses will be incurred may increase from current levels.

RESULTS OF OPERATIONS

COMPARISON OF QUARTER ENDED SEPTEMBER 30, 2000 WITH QUARTER ENDED SEPTEMBER 30, 1999

     Revenue. Total revenues increased to $12.6 million for the third quarter of 2000 from $8.6 million for the third quarter of 1999, due both to an increase in corporate and university solutions revenue of $2.4 million, and an increase in student services revenue of $1.6 million. The increase in corporate and university solutions revenue was primarily due to an increase in commerce revenue related to our acquisition of Voice FX in the fourth quarter of 1999, and an increase in event staffing, management and execution provided under the restructured AT&T agreement. The increase in student services revenue was primarily due to increases in both on-line advertising on our network of web sites and subscription revenue, offset by a slight decrease in commerce revenue. Subscription revenue increased due to an increase in the number of card members to 2.1 million at the conclusion of the membership year (1999-2000 school year) which ended August 31, 2000 from 1.3 million at the conclusion of the membership year (1998-1999 school year) which ended August 31, 1999. Increases in commerce revenue due to increases in transaction based fees and the acquisition of eStudentLoan during the quarter, were more than offset by a significant decrease in fees from AT&T for acquisitions of calling card customers as a result of the restructuring of the AT&T agreement on June 8, 2000. While we do not expect to earn any fees for the acquisition of AT&T calling card customers in future quarters, the restructured agreement allows us to earn fees for acquiring customers for certain other AT&T products.

     AT&T accounted for approximately 45% and 62% of total revenue in the third quarter of 2000 and the third quarter of 1999, respectively. Additionally, AT&T accounted for approximately 60% and 79% of student services revenue and 26% and 33% of corporate and university solutions revenue in the third quarter of 2000 and the third quarter of 1999, respectively. One other customer, Capital One, accounted for approximately 14% of total revenue (2% of student services revenue and 30% of corporate and university solutions revenue) in the third quarter of 2000. While revenue from AT&T in the third quarter of 2000 increased on an absolute dollar value basis over revenue in the third quarter of 1999, the percentage of revenue in those periods derived from AT&T decreased. We expect that revenue from AT&T will decline in both absolute terms and as a percentage of revenue in future quarters.

     Cost of Student Services Revenue. Cost of student services revenue consists of the costs associated with subscriptions, commerce and advertising revenue. Cost of subscription revenue consists of the costs associated with the fulfillment of membership subscriptions and customer service. Commerce costs include fees owed to third parties in connection with selling their products, and personnel-related costs associated with acquiring customers for AT&T. Advertising costs consist primarily of production and mailing costs for SAM, Student Advantage Magazine, royalties paid to colleges for the use of organizational names and logos and for supplying sports activity content for our network of web sites, and fees paid to partners in exchange for the right to place media inventory on such partners' web sites. Cost of student services revenue decreased to $2.1 million in the third quarter of 2000 from $3.5 million in the third quarter of 1999. This decrease was primarily due to a significant decrease in costs consistent with the decrease in commerce revenue related to the restructuring of the AT&T agreement on June 8, 2000. This decrease was partially offset by an increase in fees owed to third-parties in connection with selling their products.

     Cost of Corporate and University Solutions Revenue. Cost of corporate and university solutions revenue consists of the costs of commerce and marketing services. Commerce costs include costs incurred primarily in connection with acquiring customers on behalf of our corporate clients. Marketing services costs include the direct and indirect costs associated with planning and implementing events and promotions, media placement and other marketing services. Cost of corporate and university solutions revenue increased to $3.2 million in the third quarter of 2000 from $1.7 million in the third quarter of 1999. This increase was due in large part to the acquisition in the fourth quarter of 1999 of Voice FX, which incurred $900,000 in cost of corporate and university solutions revenue in the third quarter of 2000. Costs related to event staffing, management and execution under the restructured AT&T agreement also contributed to the increase.

     Product Development. Product development expenses consist primarily of personnel-related and consulting costs associated with the development and enhancement of our suite of products, which includes the Student Advantage membership program, SAM, Student Advantage Magazine, the SA Cash program, and our network of web sites. Product development expenses increased to $4.6 million in the third quarter of 2000 from $3.4 million in the third quarter of 1999. The increase is primarily due to costs incurred in connection with the enhancement of our network of web sites, the development of new product offerings such as SA Cash and our Academic Research Engine, the purchases of ScholarAid and College411 during the second quarter of 2000, and the purchase of eStudentLoan during the third quarter of 2000.

     Sales and Marketing. Sales and marketing expenses consist primarily of personnel and other costs related to our sales and marketing programs. Sales and marketing expenses increased to $4.2 million in the third quarter of 2000 from $3.1 million in the third quarter of 1999. The increase in sales and marketing expenses was due, in large part to the expansion of our sales force, expanding and servicing our corporate and university base of partners, the continued enhancement of brand awareness through the distribution of our memberships at no cost to certain qualified students and through self promotion in SAM, Student Advantage Magazine, and supporting the marketing services business. In connection with the Lycos, Inc. marketing agreement entered into in the third quarter of 1999, we recorded a warrant valued at $2.2 million. Of this amount, $1.1 million has been amortized to sales and marketing expense as of September 30, 2000, of which $222,000 was recorded as an expense in each of the third quarter of 2000 and the third quarter of 1999. The remainder is being amortized on a straight-line basis over the remaining term of the agreement.

     General and Administrative. General and administrative expenses consist primarily of costs related to general corporate functions, including executive management, finance, human resources, facilities, accounting and legal. General and administrative expenses increased to $2.4 million in the third quarter of 2000 from $1.9 million in the third quarter of 1999. Increases in general and administrative expenses were primarily due to higher facilities, legal, accounting and personnel related costs associated with our continued growth, as well as our acquisitions of businesses over the past year.

     Depreciation and Amortization. Depreciation expense increased to $643,000 in the third quarter of 2000 from $216,000 in the third quarter of 1999 primarily as a result of fixed asset purchases during the latter part of 1999 and the first nine months of 2000. Amortization expense increased to $861,000 in the third quarter of 2000 from $133,000 in the third quarter of 1999, primarily as a result of the acquisition of Voice FX in the fourth quarter of 1999, and to a lesser extent, the acquisitions of ScholarAid and College411 during the second quarter of 2000, and eStudentLoan during the third quarter of 2000.

     Stock-Based Compensation. We recorded deferred compensation of $4.2 million in 1998 and an additional $228,000 in 1999, which were offset by reductions of $259,000 and $479,000 due to stock option cancellations as a result of employee terminations during 1999 and the nine month period ended September 30, 2000, respectively. Of this amount, $2.6 million has been amortized to expense as of September 30, 2000, of which $186,000 was recorded as an expense in the third quarter of 2000. The remainder is being amortized over the remaining vesting period of the individual stock options. We currently expect to amortize the following remaining amounts of deferred compensation as of September 30, 2000 in the periods indicated:

October 1, 2000 -- December 31, 2000..............................    $ 187,000
January 1, 2001 -- December 31, 2001..............................      689,000
January 1, 2002 -- December 31, 2002..............................      239,000
January 1, 2003 -- December 31, 2003..............................        4,000

     Interest Income (Expense), Net. Interest income (expense), net, includes interest income from cash balances and interest expense related to Student Advantage's financing obligations. Interest income (expense), net, decreased to $374,000 in the third quarter of 2000 from $637,000 in the third quarter of 1999. The decrease is a result of interest income earned on lower average cash and cash equivalents balances during the third quarter of 2000 compared to that of the third quarter of 1999.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2000 WITH NINE MONTHS ENDED SEPTEMBER 30, 1999

     Revenue. Total revenues increased to $35.3 million for the first nine months of 2000 from $18.3 million for the first nine months of 1999, due both to an increase in corporate and university solutions revenue of $9.3 million, and an increase in student services revenue of $7.7 million. The increase in corporate and university solutions revenue was primarily due to increases in commerce revenue related to our acquisition of Voice FX in the fourth quarter of 1999, marketing services revenues related to several contracts not in effect in the first nine months of 1999, and to a lesser extent, event staffing, management and execution under the restructured AT&T agreement. The increase in student services revenue was primarily due to (1) an increase in transaction-based commerce fees, (2) increases in subscription revenue due to an increase in the number of card members to 2.1 million at the conclusion of the membership year (1999-2000 school year) which ended on August 31, 2000, from 1.3 million at the conclusion of the membership year (1998-1999 school year) which ended on August 31, 1999, and (3) increases in on-line advertising on our network of web sites.

     AT&T accounted for approximately 39% and 60% of total revenue in the first nine months of 2000 and the first nine months of 1999, respectively. Additionally, AT&T accounted for approximately 54% and 69% of student services revenue and 14% and 31% of corporate and university solutions revenue in the third quarter of 2000 and the third quarter of 1999, respectively. One other customer, Capital One, accounted for approximately 18% of total revenue (3% of student services revenue and 41% of corporate and university solutions revenue) in the first nine months of 2000. We expect that revenue from AT&T will decline in both absolute terms and as a percentage of revenue in future quarters.

     Cost of Student Services Revenue. Cost of student services revenue decreased to $7.7 million in the first nine months of 2000 from $7.9 million in the first nine months of 1999. This decrease was due primarily to lower costs related to the production of revenues related to the AT&T marketing agreement in effect prior to June 8, 2000, the date the AT&T agreements were restructured, offset in large part by increases in fees owed to third parties in connection with selling their products, and royalties and costs associated with on-line advertising.

     Cost of Corporate and University Solutions Revenue. Cost of corporate and university solutions revenue increased to $7.6 million in the first nine months of 2000 from $2.9 million in the first nine months of 1999. This increase is primarily due to the acquisition of Voice FX, which was acquired in the fourth quarter of 1999, and incurred $2.8 million in cost in the first nine months of 2000. Costs related to event staffing, management and execution for AT&T, and an increase in marketing services costs consistent with increases in revenue, also contributed to the increase.

     Product Development. Product development expenses increased to $12.3 million in the first nine months of 2000 from $6.2 million in the first nine months of 1999. The increase is primarily due to costs incurred in connection with the enhancement of our network of web sites, the relaunch of the studentadvantage.com web site during the third quarter 2000, the development of new product offerings such as SA Cash and our Academic Research Engine, and the purchases of ScholarAid and College411 during the second quarter of 2000 and eStudentLoan in the third quarter of 2000. These increases were offset in part by non-recurring costs related to the development of our customer database which were incurred in the first nine months of 1999, but not during 2000.

     Sales and Marketing. Sales and marketing expenses increased to $13.3 million in the first nine months of 2000 from $8.1 million in the first nine months of 1999. The increase in sales and marketing expenses was due, in large part, to increased expenditures related to the launching of affiliate programs, which contributed $1.9 million in cost, the expansion of our sales force, expanding and servicing our corporate and university base of partners, the continued enhancement of brand awareness through the distribution of our memberships at no cost to certain qualified students and through self promotion in SAM, Student Advantage Magazine, and supporting the marketing services business. In connection with the Lycos, Inc. marketing agreement entered into in the third quarter of 1999, we recorded a warrant valued at $2.2 million. Of this amount, $1.1 million has been amortized to sales and marketing expense as of September 30, 2000, of which $666,000 was recorded as an expense in the first nine months of 2000 and $222,000 was recorded as an expense in the first nine months of 1999. The remainder is being amortized on a straight-line basis over the remaining term of the agreement.

     General and Administrative. General and administrative expenses increased to $7.3 million in the first nine months of 2000 from $6.4 million in the first nine months of 1999. Increases in general and administrative expenses, primarily due to higher facilities, legal, accounting and personnel related costs associated with both our continued growth, as well as our acquisitions of businesses over the past year, were offset in part by savings of non-recurring acquisition costs of $1.3 million related to the acquisitions of University Netcasting and Transaction Service Providers, which were incurred in the first nine months of 1999.

     Depreciation and Amortization. Depreciation expense increased to $1.7 million in the first nine months of 2000 from $508,000 in the first nine months of 1999 primarily as a result of fixed asset purchases during the latter part of 1999 and the first nine months of 2000. Amortization expense increased to $2.3 million in the first nine months of 2000 from $446,000 in the first nine months of 1999, primarily as a result of the acquisition of Voice FX in the fourth quarter of 1999, the write-off of the remainder of Mentor Interactive's goodwill in the second quarter of 2000, and, to a lesser extent, the acquisitions of ScholarAid, College411 and eStudentLoan during the first nine months of 2000.

     Stock-Based Compensation. We recorded deferred compensation of $4.2 million in 1998, and an additional $228,000 in 1999, offset by reductions of $259,000 and $479,000 due to stock option cancellations as a result of employee terminations during 1999 and the nine month period ended September 30, 2000, respectively. Of this amount, $2.6 million has been amortized to expense to date, of which $616,000 was recorded as an expense in the first nine months of 2000. The remainder is being amortized over the remaining vesting period of the individual stock options.

     Interest Income (Expense), Net. Interest income (expense), net, increased to $1.2 million in the first nine months of 2000 from $760,000 in the first nine months of 1999. The increase is a result of interest income earned on higher average cash and cash equivalents balances during the first nine months of 2000 compared to that of the first nine months of 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Student Advantage has financed its operations primarily through the private and public placement of securities, cash from operations, borrowings under its credit facilities and loans from equity holders. In October 1998, Student Advantage completed a private placement of equity securities to new investors and received $9.9 million in net proceeds. In June 1999, we completed an initial public offering, selling 6.0 million shares and raising $44.6 million, net of offering costs. On July 21, 1999, an additional 900,000 shares were issued by Student Advantage as a result of the full exercise of the underwriters' over-allotment option, resulting in additional net proceeds of $6.7 million. As of September 30, 2000, Student Advantage had $19.4 million in cash and cash equivalents. In October 2000, Student Advantage completed a private placement of equity securities to investors and received $10.0 million in proceeds. Also in October, 2000, we completed our acquisition of substantially all the assets of CollegeClub and certain of its affiliates, and paid $6.6 million in cash, assumed certain liabilities and issued approximately 1.3 million shares of our common stock in connection with the acquisition.

     Net cash used for operating activities was $10.8 million for the first nine months of 2000 and $13.5 million for the first nine months of 1999. The net cash used in the first nine months of 2000 was primarily a result of a net loss of $16.2 million, an increase in accounts receivable of $1.7 million, and a decrease in deferred revenue and advanced payments of $1.9 million, offset by increases in accounts payable and accrued expenses of $3.3 million. Net cash used for operations in 1999 resulted primarily from a net loss of $14.1 million, an increase in accounts receivable of $3.3 million and an increase in prepaid expenses of $1.9 million partially offset by a increases in accounts payable and accrued expenses of $2.4 million and an increase in deferred revenue and advanced payments of $1.2 million. Deferred revenue represents primarily payments for membership fees not yet recognized as revenue and advance payments for purchases of memberships and other services.

     Net cash provided by investing activities was $14.5 million in the first nine months of 2000 and net cash used in investing activities was $38 million in the first nine months of 1999. The cash provided by investing activities was due to the sale of marketable securities of $29.4 million. The increase was partially offset by cash used for investing activities related to the purchase of marketable securities of $8.8 million, the purchase of fixed assets of $2.6 million, an additional investment in edu.com of $1.0 million, an investment in alumnipride.com of $350,000, and the purchases of ScholarAid, College411 and eStudentLoan during the first nine months of 2000. Net cash used for investing activities during the first nine months of 1999 was primarily due to the purchase of marketable securities of $44.3 million, the acquisitions of The Travel Holdings Group, The Campus Agency, and Mentor Interactive, and the settlement of a purchase contingency related to the acquisition of Collegiate Advantage, which was partially offset by $8.9 million received in proceeds from the sale of marketable securities.

     Net cash provided by financing activities was $354,000 in the first nine months of 2000 and $50.5 million in the first nine months of 1999. The net cash provided by financing activities in the first nine months of 2000 was primarily the result of proceeds from the exercise of common stock options, warrants and employee stock purchase plan. The increase in 1999 was primarily the result of net cash proceeds of $49.9 million from the sale of shares of Student Advantage common stock related to the initial public offering.

     Student Advantage's $2.75 million bank line of credit and equipment lease credit facility expired according to its term on August 31, 2000. In addition, subsequent to the $10 million private placement to equity investors on October 27, 2000, the Fleet National Bank financing commitment for a $10 million credit facility obtained on August 18, 2000 for the CollegeClub acquisition, was allowed to expire in accordance with its terms.

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

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

WE HAVE EXPERIENCED LOSSES IN THE PAST AND EXPECT FUTURE LOSSES

     We have not achieved profitability and expect to continue to incur operating losses for the foreseeable future. We incurred net losses of $10.5 million in 1998, $19.6 million in 1999, and $16.2 million in the first nine months of 2000. As of September 30, 2000, our accumulated deficit was $60.3 million. We expect to continue to incur significant operating and capital expenditures and, as a result, we will need to generate significant revenue to achieve and maintain profitability.

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

WE HAVE A LIMITED OPERATING HISTORY AND MAY FACE DIFFICULTIES ENCOUNTERED BY EARLY STAGE COMPANIES IMPLEMENTING AN ON-LINE AND OFF-LINE STRATEGY

     We have a limited operating history on which an investor can evaluate our business. Our operations began in 1992. An investor in our common stock must consider the risks and difficulties frequently encountered by early stage companies implementing an on-line and off-line strategy. These risks include, without limitation, our possible inability to:

     -    sustain historical revenue growth rates,

     -    generate sufficient revenue to achieve and maintain profitability,

     -    implement our business model,

     - maintain the satisfaction of our members and users, and our university and corporate partners,

     - introduce new and enhanced web and off-line content, products and services, and

     -    respond to competitive developments.

     If we do not successfully manage these risks, our business, results of operations and financial condition will be materially adversely affected. We cannot assure you that we will successfully address these risks or that our business strategy will be successful.

OUR ABILITY TO GENERATE SIGNIFICANT REVENUES AND PROFITS FROM CERTAIN ESTABLISHED AND NEW PRODUCTS AND SERVICES IS UNCERTAIN

     Our business model depends in part on increasing the amount of revenues and profits derived from certain established and new products and services. Our ability to generate significant revenues and profits from these products and services will depend, in part, on our ability to achieve a significant presence in university and college communities, and to generate sufficient user traffic and transactional volume from students with demographic characteristics attractive to our business partners. There is intense competition among offerors of alternative payment methods, including stored-value cards, debit card and credit cards, and among web sites that sell on-line advertising. It is difficult for us to project future levels of transation-related and advertising revenues and profits.

WE MAY NOT SUCCESSFULLY IMPLEMENT OUR INTERNET STRATEGY

     In order to successfully implement our internet strategy, we must:

     - establish our network of web sites as the primary vehicle for delivery of our internet products and services, including member registration and renewal, information regarding national and local sponsors, and customer service,

     - expand our network of web sites to include more content and services for students and encourage our members to use the sites so that they become more attractive for advertisers, and

     - establish our network of web sites as an effective e-commerce platform.

     In addition, with respect to collegeclub.com, we rely mostly on our users to generate content that is attractive and pertinent to develop and maintain the web site. A decline in engaging member-generated content could make collegeclub.com and our other web sites less attractive. We cannot guarantee that internet users will maintain interest in our network of web sites. A decline in membership or usage of our network of web sites would decrease revenue. Our failure to successfully implement our internet strategy could have a material adverse effect on our business.

WE ARE DEPENDENT UPON AT&T FOR A LARGE PERCENTAGE OF OUR REVENUE AND WE EXPECT THAT REVENUE TO DECLINE

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

     In 1998, we derived $11.8 million, or 61%, of our total revenue from AT&T. In 1999, we derived $15.2 million, or 55%, of our total revenue from AT&T. In the first nine months of 2000, we derived $13.6 million, or 39%, of our total revenue from AT&T. During both the 1998-1999 academic year and the 1999-2000 academic year, almost all of our members received their Student Advantage memberships at no charge from AT&T by either electing to apply for an AT&T calling card in connection with their Student Advantage membership or by receiving a free Student Advantage membership from AT&T. We obtained these members as a result of AT&T's distribution of free Student Advantage memberships to students who enrolled for an AT&T telecommunications service. Under the restructured agreement, AT&T has a commitment to purchase 900,000 memberships for the 2000-2001 academic year, of which approximately 206,000 had been purchased as of September 30, 2000. AT&T is not required to purchase a minimum number of memberships under the restructured agreement after the 2000-2001 academic year. In addition, to date a significant portion of our commerce revenue has been attributable to fees that we earned from AT&T for obtaining completed calling card applications from students. While we do not expect to earn any fees for the acquisition of AT&T calling card customers in future quarters, the restructured agreement allows us to earn fees for acquiring customers for certain other AT&T products. Under the restructured AT&T agreement, there can be no assurance that we will be successful in maintaining or expanding our membership base and/or the level of our commerce revenue, and we expect that revenue from AT&T will decline in both absolute terms and as a percentage of revenue in future quarters.

     Our new agreement with AT&T is due to expire in June 2003; however, AT&T may terminate the agreement effective June 1, 2001. There are no guaranteed revenues or membership commitments after September 30, 2001. The termination or restructuring of our relationship with AT&T could have a material adverse effect on our business.

OUR RELATIONSHIP WITH AT&T COULD HINDER OUR ABILITY TO ATTRACT ADDITIONAL
SPONSORS

     Our agreement with AT&T prevents us from including companies that promote goods and services competitive to AT&T in our AT&T/Student Advantage Membership Program. Our agreement with AT&T also provides that AT&T will be the sole provider of free Student Advantage Program memberships to college students in connection with the promotion of a telecommunications product competitive with AT&T. Our relationship with AT&T could hinder our ability to attract additional national sponsors for the card program, particularly sponsors who distribute or promote telecommunications products.

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

     Additional financing may not be available when needed on terms favorable to us or at all. Our $2.75 million bank line of credit and equipment lease credit facility expired according to its term on August 31, 2000, and the financing commitment obtained from Fleet National Bank on August 18, 2000 for a $10 million credit facility expired in accordance with its terms. We are currently in negotiation for a new credit facility. Our failure to raise additional funds, if needed, or secure a new credit facility may result in our inability to:

     -    develop or enhance our services,

     -    take advantage of future opportunities, or

     -    respond to competitive pressures.


A LIMITED NUMBER OF CUSTOMERS REPRESENT A SIGNIFICANT PERCENTAGE OF OUR REVENUE

     A limited number of customers currently account for a significant percentage of our total revenues. In the first nine months of 2000, two customers accounted for 56% of total revenues. We expect a limited number of customers to continue to account for a significant percentage of total revenues in the future and we believe that we must continue to acquire additional customers to be successful. The loss of any one of these customers could have a material adverse effect on our business.

     While we anticipate that revenues from these limited number of customers will decline as a percentage of total revenues, we expect that a limited number of customers will continue to represent a significant percentage of our total revenues.

OUR QUARTERLY REVENUES AND OPERATING RESULTS ARE NOT INDICATIVE OF FUTURE PERFORMANCE AND ARE DIFFICULT TO FORECAST

     In addition to the seasonal fluctuations described above, our revenues and operating results may vary from quarter to quarter for a variety of other reasons, such as the timing of revenues from corporate sponsors or non-recurring revenues or charges.

     You should not rely on quarter-to-quarter comparisons of our operating results or our operating results for any particular quarter as indicative of our future performance. It is possible that in some future periods our operating results may be below the expectations of public market analysts and investors. In this event, the price of our common stock might fall.

OUR OPERATING RESULTS DEPEND ON ENROLLING NEW MEMBERS EVERY YEAR

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

COLLEGES AND UNIVERSITIES ARE INCREASINGLY RELUCTANT TO PERMIT BUSINESSES TO MARKET PRODUCTS AND SERVICES ON CAMPUS AND MAY ATTEMPT TO RESTRICT ACCESS TO OUR NETWORK OF WEB SITES

     Colleges and universities are becoming increasingly wary of businesses which market products and services to their students. Many colleges and universities are seeking to decrease or eliminate such marketing. In particular, colleges and universities are concerned that many students have incurred substantial levels of credit card debt. As a result, colleges and universities often attempt to prevent credit card companies and other companies that offer credit from marketing to their students. We are sometimes mistaken for a credit card company because we give students a plastic card and a unique identification number to represent their membership, and because we participate in the issuance by universities of a stored-value card used in conjunction with student ID cards (SA Cash). This sometimes makes it difficult for us to gain access to college and university students, and we have been denied access to certain college and university campuses. To date, we have not maintained sufficient data to determine the specific number of colleges and universities which have denied us access to their campuses. Any inability to directly contact students on campus could have a material adverse effect on our business.

WE FACE SIGNIFICANT COMPETITION ON THE INTERNET, WHICH COULD ADVERSELY AFFECT OUR BUSINESS

     The market for online users and advertisers on the internet is rapidly evolving. Competition for members, visitors, sponsors, and merchants is intense and is expected to increase over time. Barriers to entry are relatively low, enabling newcomers to launch competing sites at relatively low cost. We compete for visitors, traffic, sponsors and online merchants with web directories, search engines, content sites, online service providers, and traditional media companies. We also face competition from other companies maintaining web sites dedicated to college students as well as high-traffic web sites sponsored by companies such as AOL, CBS, Disney, Excite, Lycos, Microsoft, MTV, Time Warner and Yahoo!

     We also compete with other companies targeting the student population, such as:

     - publishers and distributors of traditional offline media, particularly those targetting college students, such as campus newspapers, other print media, television and radio; and

     - vendors of college student information, merchandise, products and services distributed through online and offline means, including retail stores, mail and schools.

     Increased competition from these and other sources could require us to respond to competitive pressures by establishing pricing, marketing and other programs or seeking out additional strategic alliances or acquisitions that may be less favorable to us than we could otherwise establish or obtain.

     Many of our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. In addition, substantially all of our current advertising customers have established collaborative relationships with other high-traffic web sites. Our advertising customers might conclude that other internet businesses, such as search engines, commercial online services and sites that offer professional editorial content are more effective sites for advertising than we are. Moreover, we may be unable to maintain either the level of traffic on our web sites or a stable membership base, which would make our sites less attractive than those of our competitors.

     We believe that our ability to compete depends upon many factors, including the following:

     -    the market acceptance of our web sites and on-line services,

     -    the success of our brand building and sales and marketing efforts,

     - the performance, price and reliability of services developed by us or our competitors,

     -    the effectiveness of our customer service efforts,

     -    user affinity and loyalty,

     -    demographic focus,

     -    critical mass of users,

     - the ability of our competitors to maintain or establish cooperative relationships among themselves or with strategically aligned third parties, and

     -    the emergence of new competitors.

     We believe that the principal competitive factors in attracting and retaining sponsors and advertisers are:

     -    the amount of traffic on a web site,

     -    brand recognition,

     -    the demographics of a site's users,

     -    the ability to offer targeted audiences,

     -    the average duration of user visits, and

     -    cost-effectiveness.

OUR MEMBERSHIP PROGRAM EXPERIENCES SIGNIFICANT COMPETITION FROM OTHER MARKETING ACTIVITIES

     We compete for client marketing budget dollars with other marketing activities and, in particular, other forms of direct marketing activities, such as direct mail. In recent years, there have been significant advances in new forms of direct marketing, such as the development of interactive shopping and data collection through television, the internet and other media. Many industry experts predict that electronic interactive commerce, such as shopping and information exchange through the internet, will proliferate significantly in the foreseeable future. To the extent such proliferation occurs, it could have a material adverse effect on the demand for membership programs.

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

     We have acquired several businesses, most recently we acquired substantially all the assets of CollegeClub and certain of its affiliates. Achieving the anticipated benefits of these acquisitions will depend in part upon whether the integration of these businesses is accomplished in an efficient, effective and timely manner. In some cases, the difficulty associated with integrating these businesses may be increased by the necessity of coordinating geographically separated organizations. There can be no assurance that the anticipated benefits of these acquisitions will be achieved.

WE MAY BE UNABLE TO SUCCESSFULLY MANAGE CHANGES IN OUR BUSINESS

     We have experienced a period of significant growth. This growth has placed significant demands on our management and strains on our resources. Revenue increased from approximately $1.8 million in 1996 to $27.6 million in 1999, and to $35.3 million in the first nine months of 2000, as compared to $18.3 million in the first nine months of 1999. During that same time period, we increased from fewer than 50 to more than 425 employees.

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

WE MUST ATTRACT AND RETAIN KEY MANAGEMENT AND OTHER HIGHLY-QUALIFIED PERSONNEL IN A COMPETITIVE LABOR MARKET

     Our success depends largely upon the continued service of our executive officers, including Raymond V. Sozzi, our president and chief executive officer, and other key management and technical personnel, and our ability to continue to attract, retain, and motivate other qualified personnel. Competition for such personnel is intense. We have experienced, and we expect to continue to experience in the future, difficulty in hiring highly skilled employees with the appropriate qualifications. If we do not succeed in attracting new personnel or retaining and motivating our current personnel, our business could be adversely affected.

OUR SYSTEMS MAY FAIL OR EXPERIENCE A SLOWDOWN

     Substantially all of our communications hardware and certain of our other computer hardware operations are located at third party locations such as Exodus Communications, Inc. in Waltham, Massachusetts. Fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events could damage these systems. Computer viruses, electronic break-ins or other similar disruptive problems could also adversely affect our web site. Our business could be adversely affected if our systems were affected by any of these occurrences. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems. We do not presently have any secondary "off-site" systems or a formal disaster recovery plan, however we are developing a formal disaster recovery program.

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

OUR NETWORKS MAY BE VULNERABLE TO UNAUTHORIZED ACCESS, COMPUTER VIRUSES AND OTHER DISRUPTIVE PROBLEMS

     A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. Internet and online service providers have in the past experienced, and may in the future experience, interruptions in service as a result of the accidental or intentional actions of internet users, current and former employees or others. Moreover, any well-publicized compromise of security could deter people from using the internet or from using it to conduct transactions that involve transmitting confidential information. We may be required to expend significant capital or other resources to protect against the threat of security breaches or to alleviate problems caused by such breaches. Although we intend to continue to implement industry-standard security measures, there can be no assurance that the measures we implement will not be circumvented in the future. Eliminating computer viruses and alleviating other security problems may require interruptions, delays or cessation of service to users accessing web pages that deliver our content and services, any of which could harm our business, our financial condition and the results of our operations.

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

WE MAY BE SUED FOR INFORMATION RETRIEVED FROM THE INTERNET

     We may be subjected to claims for defamation, invasion of privacy, negligence, copyright or trademark infringement, personal injury or other legal theories relating to the information we publish on our network of web sites or in our publications or the use of our academic search engine in the form of web crawling or framing. These types of claims have been brought, sometimes successfully, against on-line services as well as other print publications in the past. We could also be subjected to claims based upon the content that is accessible from our network of web sites through links to other web sites or through content and materials that may be posted by members in chat rooms or bulletin boards including those located on the collegeclub.com web site acquired through our recent acquisition. Our insurance may not adequately protect us against these types of claims.

WE MAY LOSE MEMBERS AND OUR REPUTATION MAY SUFFER BECAUSE OF UNSOLICITED BULK E-MAIL OR SPAM

     Unsolicited bulk e-mail, or spam, and our attempts and others' attempts to control spam could harm our business and our reputation. To the extent our spam-blocking efforts are not effective, our systems may become unavailable or may suffer from reduced performance. Spam-blocking efforts by others may also result in others blocking our members' legitimate messages. Additionally, our reputation may be harmed if e-mail addresses with our domain names are used in this manner. Any of these events may cause members to become dissatisfied and discontinue their use of our network of web sites including collegeclub.com.

CONSUMER PROTECTION PRIVACY CONCERNS AND REGULATIONS COULD IMPAIR OUR ABILITY TO OBTAIN AND USE INFORMATION ABOUT OUR USERS AND MAY SUBJECT US TO LITIGATION.

     Our network of web sites captures information regarding our members and users in order to provide information to them, enable them to access the services offered on our web sites, tailor content to them or assist advertisers in targeting their advertising campaigns to particular demographic groups. However, privacy concerns may cause users to resist providing the personal data necessary to support this tailoring capability. Even the perception of security and privacy concerns, whether or not valid, may indirectly inhibit market acceptance of our network of web sites.

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

     Legislative or regulatory requirements may heighten privacy concerns if businesses must notify internet users that the data may be used by marketing entities to direct product promotion and advertising to the user. The Federal Trade Commission and state agencies have been investigating various internet companies regarding their use of personal information. In 1998, the United States Congress enacted the Children's On-line Privacy Protection Act of 1998. We depend upon collecting personal information from our customers and the regulations promulgated under this act have made it more difficult for us to collect personal information from some of our customers. If third parties are able to penetrate our network security or otherwise misappropriate our users' personal information, we could be subject to liability. We could also be liable for claims based on unauthorized purchases with credit card information, impersonation or other similar fraud claims. We could also be held responsible for disclosing personal information or images, such as our disclosing such information for unauthorized marketing purposes or for including it in our photo gallery and web cam section on collegeclub.com. These claims could result in litigation. In addition, we could incur additional expenses if new regulations regarding the use of personal information are introduced or if our privacy practices are investigated. Other countries and political entities, such as the European Economic Community, have adopted such legislation or regulatory requirements. If consumer privacy concerns are not adequately addressed, our business, financial condition and results of operations could be materially harmed. We may also be subject to additional state and Federal banking regulations (Federal Reserve) in connection with the introduction of some of our new products such as SA Cash, eStudentLoan, and ScholarAid.

     Although we carry general liability insurance, this insurance may not be available to cover a particular claim or may be insufficient. Additionally, our user community on collegeclub.com exists in part because of our members' willingness to provide information about themselves. If claims, litigation, regulation or the acts of third parties reduce our members' willingness to share this information or our ability to use it, the attractiveness of the web site will decline, which would reduce our ability to generate revenue through the affected web site.

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

CERTAIN CURRENT STOCKHOLDERS OWN A LARGE PERCENTAGE OF OUR VOTING STOCK

     As of October 31, 2000, our executive officers, directors and affiliated entities, together beneficially own approximately 55% of our outstanding common stock. Therefore, these stockholders are able to control all matters requiring stockholder approval and, thereby, our management and affairs. Matters that typically require stockholder approval include:

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

PART II. OTHER INFORMATION.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     The effective date of our first registration statement, filed on Form S-1 under the Securities Act of 1933 (File No. 333-75807) relating to the initial public offering of our Common Stock, was June 17, 1999. A total of 6,000,000 shares of our Common Stock were sold to an underwriting syndicate. The managing underwriters were BancBoston Robertson Stephens, Prudential Securities, Volpe Brown Whelan & Company and Wit Capital Corporation. The offering commenced and completed on June 17, 1999, at an initial public offering price of $8.00 per share. The initial public offering resulted in gross proceeds of $48.0 million, $3.4 million of which was applied to the underwriting discount and $1.4 million of which was applied to related expenses. As a result, net proceeds of the offering to us were approximately $43.0 million. From the date of receipt through September 30, 2000, approximately $5.2 million of the net proceeds of the initial public offering was used to make an investment in edu.com, $4.7 million was used to purchase fixed assets, $2.5 million was used to pay off our line of credit, $1.3 million was used to pay acquisition expenses related to the acquisition of University Netcasting, Inc., $1.3 million was used as partial consideration and professional fees for the acquisition of Voice FX Corporation in October 1999, $2.0 million was used as partial consideration for the acquisitions of ScholarAid and College 411 in May 2000, and eStudentLoan in July 2000, and to pay other expenses related to our public offering. None of the net proceeds of the offering were paid by us, directly or indirectly, to any director, officer or general partner of Student Advantage or any of their associates, or to any persons owning ten percent or more of any class of the Company's equity securities, or any affiliates of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

     10.24 Securities Purchase Agreement, dated as of October 27, 2000, between Student Advantage, Inc. and At Home Corporation

     10.25 Registration Rights Agreement, dated as of October 27, 2000, between Student Advantage, Inc. and At Home Corporation

     10.26 Common Stock Purchase Warrant, Number 6, dated October 27, 2000, issued to At Home Corporation

     10.27 Common Stock Purchase Warrant, Number 7, dated October 27, 2000, issued to At Home Corporation

     10.28 Securities Purchase Agreement, dated as of October 27, 2000, between Student Advantage, Inc. and Hare & Co. f/b/o John Hancock Small Cap Value Fund

     10.29 Registration Rights Agreement, dated as of October 27, 2000, between Student Advantage, Inc. and Hare & Co. f/b/o John Hancock Small Cap Value Fund

     10.30 Common Stock Purchase Warrant, Number 8, dated October 27, 2000, issued to Hare & Co. f/b/o John Hancock Small Cap Value Fund

     10.31 Common Stock Purchase Warrant, Number 9, dated October 27, 2000, issued to Hare & Co. f/b/o John Hancock Small Cap Value Fund

     27.1    Financial Data Schedule


SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Student Advantage, Inc.


                                   (Registrant)


Dated: November 14, 2000           By: /s/ Kenneth S. Goldman
                                   ---------------------------------------------
                                   Kenneth S. Goldman, Executive Vice President
                                   and Chief Financial Officer (Principal
                                   Financial and Accounting Officer)

                                  EXHIBIT INDEX

     EXHIBITS

     10.24 Securities Purchase Agreement, dated as of October 27, 2000, between Student Advantage, Inc. and At Home Corporation

     10.25 Registration Rights Agreement, dated as of October 27, 2000, between Student Advantage, Inc. and At Home Corporation

     10.26 Common Stock Purchase Warrant, Number 6, dated October 27, 2000, issued to At Home Corporation

     10.27 Common Stock Purchase Warrant, Number 7, dated October 27, 2000, issued to At Home Corporation

     10.28 Securities Purchase Agreement, dated as of October 27, 2000, between Student Advantage, Inc. and Hare & Co. f/b/o John Hancock Small Cap Value Fund

     10.29 Registration Rights Agreement, dated as of October 27, 2000, between Student Advantage, Inc. and Hare & Co. f/b/o John Hancock Small Cap Value Fund

     10.30 Common Stock Purchase Warrant, Number 8, dated October 27, 2000, issued to Hare & Co. f/b/o John Hancock Small Cap Value Fund

     10.31 Common Stock Purchase Warrant, Number 9, dated October 27, 2000, issued to Hare & Co. f/b/o John Hancock Small Cap Value Fund

     27.1    Financial Data Schedule