Form 10-K405
period 2000-12-31
STUDENT ADVANTAGE INC
filed 2001-04-02
CIK 1073508

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Common Stock held by non-affiliates of the Registrant on January 31, 2001, was $83,809,307 based upon the closing sale price of the Common Stock on the Nasdaq National Market on that date as reported in The Wall Street Journal of $3.875. On that date, the number of shares of Common Stock outstanding was 39,664,558 and no shares were held as treasury shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders for the year ended December 31, 2000, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant's fiscal year, are incorporated by reference into Part III hereof.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                            STUDENT ADVANTAGE, INC.
                                   FORM 10-K

                               TABLE OF CONTENTS

PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................    8
Item 3.   Legal Proceedings...........................................    8
Item 4.   Submission of Matters to a Vote of Securities Holders.......    8
PART II
Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters.........................................   10
Item 6.   Selected Consolidated Financial Data........................   11
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   12
Item 7A   Quantitative and Qualitative Disclosures About Market
          Risk........................................................   30
Item 8.   Financial Statements and Supplementary Data.................   31
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   56
PART III
Item 10.  Directors and Executive Officers of the Registrant..........   56
Item 11.  Executive Compensation......................................   56
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   56
Item 13.  Certain Relationships and Related Transactions..............   56
PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   57
          Signatures..................................................   58

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements. Any statements contained herein (including without limitation statements to the effect that the Company or its management "believes," "expects," "anticipates," "plans," and similar expressions) that relate to future events or conditions should be considered forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors That May Affect Future Results." Discussions containing forward looking statements may be found in the materials set forth under "Item 1. Business", "Item 2. Properties" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Student Advantage is a media and commerce connection for college students and the businesses and universities that serve them. We reach students online through our network of web sites, including collegeclub.com and studentadvantage.com, and offline through the Student Advantage Membership and SA Cash Programs. The Student Advantage Membership Program is a national fee-based membership program, with a community of approximately 1,750,000 student members who receive benefits including ongoing discounts on products and services offered by over 45 national sponsors and 15,000 participating locations in 125 local markets. Discounts are made available to students both through our studentadvantage.com web site and at sponsors' retail locations. The SA Cash Program enables students to use their college ID cards as a method of payment (stored-value card) for off-campus dining, shopping and other purchasing needs. We also offer business-to-business marketing and events and promotion services through SA Marketing Group and we offer information services, internet content and data management services to colleges and universities.

     Student Advantage began operations in 1992 as a sole proprietorship, converted to a general partnership in 1995, converted to a Delaware limited liability company in 1996, and became a Delaware corporation in 1998. Student Advantage's principal executive offices are located at 280 Summer Street, Boston, Massachusetts 02210, and its telephone number is (617) 912-2000.

     On November 12, 1999, we made an equity investment in edu.com, Inc. ("edu.com"), a privately held e-commerce company. We paid approximately $4.3 million in cash for approximately 922,000 shares of Series B preferred stock of edu.com. Additionally, we entered into a two-year marketing and distribution agreement with edu.com expiring on November 11, 2001. The agreement provides, among other things, that edu.com will become Student Advantage's exclusive technology e-commerce partner and rewards program provider, that the parties will pursue certain promotional initiatives on each other's behalf, and that edu.com will make certain payments to Student Advantage, including $2.0 million payable over the term of the agreement. On January 14, 2000, we made an additional investment of approximately $1.0 million in cash for approximately 217,000 shares of Series B preferred stock of edu.com. We continue to evaluate the investment for impairment and have determined that no adjustment was needed to the cost basis. At December 31, 2000, $1.0 million remained payable under the agreement. We accepted a secured promissory note, which is payable on December 31, 2001, from edu.com in satisfaction of this obligation. Subsequent to year end, we restructured our agreement with edu.com. The restructured agreement, which expires December 31, 2001, provides that Student Advantage and edu.com will pursue certain promotional initiatives on each other's behalf.

     On May 17, 2000, we acquired College411.com, Inc. ("College411"), a provider of web-based college and university student-focused content. In connection with the acquisition, we issued 193,837 shares of common stock, assumed all of College411's outstanding common stock options, which were converted into options to purchase a total of 36,162 shares of our common stock, and forgave a loan of approximately $250,000. The acquisition has been accounted for under the purchase method of accounting and the results of operations have been included in Student Advantage's results of operations beginning on the acquisition date.

     On May 18, 2000, we acquired ScholarAid.com, Inc. ("ScholarAid"), a provider of web-based scholarship and educational research tools. In connection with the acquisition, Student Advantage issued 131,638 shares of common stock, assumed all of ScholarAid's outstanding common stock options, which were converted into options to purchase a total of 21,302 shares of our common stock, and forgave a loan of approximately $493,000. The acquisition has been accounted for under the purchase method of accounting and the results of operations have been included in Student Advantage's results of operations beginning on the acquisition date.

     On July 12, 2000, Student Advantage made an equity investment in alumnipride.com, Inc. ("alumnipride.com"), a privately held company providing customized web sites to national alumni associations. Student Advantage paid approximately $350,000 in exchange for approximately 97,000 shares of Series B preferred stock of alumnipride.com. In October 2000, alumnipride.com was acquired by UConnections.com, Inc. ("Uconnections.com"), and our shares of preferred stock of alumnipride.com were exchanged for 270,569 shares of common stock of UConnections.com. At December 31, 2000, we evaluated the investment and determined that the value had been permanently impaired and accordingly recorded a loss in the amount of $367,000.

     On July 28, 2000, Student Advantage acquired from CollegeClub.com, Inc. ("CollegeClub"), certain assets of its eStudentLoan, LLC subsidiary, relating to its student loan search engine business, in exchange for approximately $910,000 in cash. The acquisition has been accounted for under the purchase method of accounting and the results of operations of the acquired business have been included in Student Advantage's results beginning on the acquisition date.

     On October 27, 2000, we issued 800,000 shares of common stock to At Home Corporation ("Excite@Home"), a provider of broadband services, and 1,200,000 shares of common stock to John Hancock Small Cap Value Fund, for an aggregate purchase price of $10 million. We also issued to these investors warrants to purchase a total of 1,000,000 shares of common stock, half of which were issued with an exercise price of $5 per share and half of which were issued with an exercise price of $6 per share. In connection with the financing, we entered into an alliance agreement with Excite@Home to jointly market
Excite@Home's broadband service and Student Advantage network content to student and university customers.

     On October 31, 2000, we acquired substantially all of the assets of CollegeClub, an integrated communications and media internet company for college students, and certain of its subsidiaries that had filed for protection under Chapter 11 of the federal Bankruptcy Code, in exchange for approximately $8.3 million in cash and 1,324,761 shares of Student Advantage common stock and the assumption of certain liabilities. Up to an additional $5 million in cash will be paid to CollegeClub if certain web site revenue performance goals set forth in the acquisition agreement are met during 2001. The sale was approved by the federal Bankruptcy Court in Southern California. The acquisition has been accounted for under the purchase method of accounting and the results of the acquired business have been included in Student Advantage's results beginning on the acquisition date.

     "Student Advantage", "CollegeClub", "U-WIRE", "FANSonly", "Rail Connection", "Campus Direct", "SA Cash", "eStudentLoan" and "Voice FX" are trademarks and service marks of Student Advantage. All other trademarks, service marks or trade names referred to in this prospectus are the property of their respective owners.

STRATEGY

     Our objective is to enhance the college experience for students with information they need and retail discounts they can use; to supply colleges and universities with internet content, and information and data management services; and to provide companies with valuable access to one of the marketplace's most important demographics. We intend to achieve these objectives through the following:

     Enhance Relationships with Students, Businesses and Schools. We intend to continue to enhance our value to students by offering new products and services through our network of web sites and through offline marketing in conjunction with our university and business partners. In addition to increasing the number of national and local sponsors, Student Advantage will provide additional services to sponsors and we will continue to establish and strengthen our relationships with colleges and universities by providing information and data management services both on- and offline.

     Continue to Build the Student Advantage and CollegeClub Brands. We believe that in order to attract and expand our membership base and our service offerings to colleges and universities, and corporate partners we must continue to build strong brands. Our leadership position in the area of student-driven commerce has been led by our membership program, studentadvantage.com and SA Cash. Our leadership position in online student marketing has been driven by our collegeclub.com web site. By partnering with leading national and local sponsors and universities we work to integrate commerce opportunities into the student experience. We believe that aggressive brand-building will become increasingly important to sustain our leadership position. In pursuit of this, we are continuing to develop studentadvantage.com as a site focused on commerce and collegeclub.com as a content and community links web site by allocating branding expenditures toward agreements with leading and strategic corporate partners and with organizations representing leading universities and colleges. We will also continue to enhance our branding both directly and through co-marketing arrangements with our sponsors.

     Aggressively Grow Student Reach. We intend to continue to sustain and grow the number of participants in the Student Advantage Membership Program as well as the number of registered users on our network of web sites through a variety of initiatives including:

     - increasing the rate of new memberships through online membership sales on studentadvantage.com and collegeclub.com; through corporate sponsored distributions and through university and college sales, and

     - increasing our number of corporate sponsors, and therefore, the content on our network of web sites and the benefits of our membership program.

     Continue to Pursue Strategic Acquisitions and Alliances. Since inception, we have acquired and integrated a number of complementary businesses in order to expand and strengthen our offerings to students, universities and corporate partners. We plan to continue to acquire companies, make equity investments or enter into alliances that offer opportunities to increase our product and service offerings and to obtain new technologies.

PRODUCTS AND SERVICES

     Our Student Services division offers students a broad range of products and services through our Student Advantage Membership Program, as well as services and content on our web sites specifically created for their unique needs. Our Corporate and University Services division offers corporate customers marketing services and other products and services targeted to college students and offers universities internet content and information and data management services.

     The Student Advantage(R) Membership Program and studentadvantage.com. The Student Advantage Membership Program is a fee-based program, providing students with exclusive discounts and partner benefits at nearly 45 national partners and 15,000 participating merchant locations serving college campuses nationwide. Companies such as Amtrak, Greyhound, Tower Records, Foot Locker, Staples and Barnes & Noble College Bookstores utilize the membership platform as a customer relations management program for acquisition, activation, and usage of their products and services. By aggregating and communicating with students through the membership program, Student Advantage offers our partners a single point-of-contact to access, influence and reward student-purchasing behaviors. Memberships are distributed in several ways. We distribute memberships at no cost to certain qualified students. We sell memberships to certain of our corporate partners and universities for resale to students at their retail locations and campuses. In addition, we sell memberships directly to students for a membership fee that is currently $20 per year. Complementing the membership program is studentadvantage.com, an online resource of commerce relationships, proprietary information, and services developed exclusively for students.

     CollegeClub.com. CollegeClub.com is an integrated online property that has attracted over 3.4 million registered users since 1996. The web site reaches college students across the U.S., providing them with services and content specifically created for their unique needs. The site provides a platform for companies that want to present their brands and services to college students. CollegeClub.com has executed promotions for companies that include General Motors, Warner Bros., StudentUniverse.com, Intuit and State Farm Insurance.

     Campus Direct - getgrades.com. Student Advantage's getgrades.com is an outsource solution provider of administrative services, with more than 55 relationships with colleges and universities having a total enrollment of approximately 650,000 students. The services offered through getgrades.com are sold to university and college registrar offices and allow students and alumni to access their grades and order transcripts over the internet as well as offline through an interactive voice response (IVR) system.

     eStudentLoan.com - Custom LoanFinder. eStudentLoan's LoanFinder is a real-time, customized, student loan comparison web-based tool. With more than 250 participating schools and 20-plus lender partnerships, including Citibank and American Express, eStudentLoan has created a student loan clearinghouse for students and parents. Additionally, eStudentLoan.com's ScholarAid offers a free, customized scholarship search over multiple databases that gives students an in-depth list of awards that meet their specific criteria.

     FANSonly Network - fansonly.com. Student Advantage's FANSonly Network is a web site devoted exclusively to college sports. Through its Official Athletic Sites, the FANSonly Network provides online brand management, content delivery to more than 91 university athletic departments and conferences throughout the country and e-commerce services to 44 colleges and universities. FANSonly.com serves as the network hub for individual Official Athletic Sites.

     Rail Connection. Through an arrangement with CIT Tours, Corp., a representative of the Italian State Railways, we offer Eurail passes to student members and others. We promote our Eurail passes to Student Advantage members through our web site railconnection.com, through affiliate arrangements, in travel guide books, through direct mail and in advertisements in campus publications.

     SA Cash. The SA Cash program enables students to use their college ID cards as a method of payment for off-campus dining, shopping and other purchasing needs and is currently in use at six schools. The stored value card program is developed in connection with university and college one-card offices. The program and the proprietary Student Advantage-managed point of service (POS) terminals expand the utility of the existing on-campus card programs, providing students greater purchasing scope for their student ID. As part of the SA cash program, Student Advantage creates customized direct marketing and loyalty programs for students and merchants.

     University Wire - UWIRE.com. Student Advantage's U-WIRE is a free newswire for college media and distributes student-produced content to more than 500 U-WIRE members, professional media outlets and syndication partners, such as Excite, USAToday.com and Lexis-Nexis. Student Advantage's sponsors and business partners can utilize U-WIRE to send press releases directly to the student editors at member papers.

     SA Marketing Group. SA Marketing Group is a full-service marketing operation that develops and executes events and promotions, national tours, college marketing, media services and creative. SA Marketing Group develops and manages marketing programs for all consumer demographics, specializing in the college and youth markets, and has delivered programs on behalf of many corporate clients, including AT&T, Amtrak, New Balance, and Hotjobs.com.

CUSTOMERS

  AT&T

     Since February 1, 1997, we have had a relationship with AT&T through which AT&T has paid us for a variety of goods and services, including providing free memberships to students with an AT&T calling card and marketing services. In June 2000, we restructured the agreements with AT&T, through which AT&T will pay us for a variety of goods and services, including those under the old agreements, as well as online and offline media placements and new marketing services.

     In 1998, we derived $11.8 million, or 61%, of our total revenue from AT&T. In 1999, we derived $15.2 million, or 55%, of our total revenue from AT&T. In 2000, we derived $16.2 million, or 34%, of our total revenue from AT&T. During both the 1998-1999 academic year and the 1999-2000 academic year, almost all of our members received their Student Advantage memberships at no charge from AT&T by either electing to apply for an AT&T calling card in connection with their Student Advantage membership or by receiving a free Student Advantage membership from AT&T by enrolling for an AT&T telecommunications service. Under the restructured agreement, AT&T has a commitment to purchase 900,000 memberships for the 2000-2001 academic year, of which approximately 600,000 had been purchased as of December 31, 2000. AT&T is not required to purchase a minimum number of memberships under the restructured agreement after the 2000-2001 academic year. In addition, to date a significant portion of our student services revenue has been attributable to fees that we earned from AT&T for obtaining completed calling card applications from students. We do not expect to earn any fees for the acquisition of AT&T calling card customers in future periods.

     Our new agreement with AT&T expires in June 2003; however, AT&T may terminate the agreement effective June 1, 2001. There are no guaranteed revenues or membership commitments after September 30, 2001.

  Capital One Services, Inc.

     Through our Voice FX division, we have an agreement with Capital One Services, Inc. ("Capital One"), which is in effect through May 31, 2001. The agreement provides that Voice FX will supply Capital One with data management services in connection with Capital One's telemarketing campaigns for Capital One products including credit cards. In 2000, we derived $7.9 million or 16% of our total revenue from Capital One.

SALES AND MARKETING

     As of December 31, 2000, Student Advantage had a direct sales organization consisting of 56 professionals. Fifteen of these professionals are dedicated primarily to managing our significant sponsor relationships. The remaining professionals are engaged in a variety of sales functions, including: selling banner advertising and sponsorships, enlisting additional national sponsors for our discount program, seeking opportunities for corporate-sponsored events and promotions targeted at college students, and managing existing sponsor relationships.

     In addition, we maintain a regional sales organization of 25 professionals in nine regional offices focused primarily on enlisting and managing local sponsors and providing marketing services. These offices, which are managed by our headquarters in Boston, provide us with a broad geographical presence and enable us to implement effective nationwide marketing programs.

     Student Advantage uses a variety of online and traditional marketing programs to increase brand recognition. Our marketing strategy for our brands contains a mix of online advertising, programs that drive members to our web sites, in-store advertising in local retail locations, on-campus direct solicitation of students, outbound e-mail, co-marketing with colleges and universities through on-campus posters and student mailbox drops, print advertising, new media banner campaigns and direct mail. Student Advantage employed 43 marketing professionals as of December 31, 2000.

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

     Our membership database is currently hosted at Exodus Communications, Inc. in Massachusetts and utilizes Microsoft SQL 7 database software. Our production servers utilize Sun Microsystems, Inc. hardware and use Netscape web server software. Student Advantage's system hardware is currently hosted at Exodus, a third party facility in Massachusetts and California. A group of systems administrators and network managers at Student Advantage operate our web sites, network operations and transaction-processing systems and monitor our systems 24 hours a day.

     The CollegeClub membership database and web environment is currently hosted at Navisite in California. The environment utilizes Oracle 8i, running on a Sun Microsystems, Inc. and EMC, Inc. hardware platform. The front-end web environment runs on Compaq hardware, running the Linux operating system and Apache web server software. System administrators and network managers at Navisite, in coordination with Student Advantage personnel, operate the web site, network operations and transaction-processing systems and monitor our systems 24 hours a day.

     Our operations are dependent upon the ability of Exodus and Navisite to maintain their systems in effective working order and to protect their systems against damage from fire, natural disaster, power loss, telecommunications failure or similar events. Student Advantage's servers are powered by an uninterruptible power supply to provide a safeguard against unexpected power loss. Our systems are copied to backup tapes each night and stored at an off-site storage facility for one year. In addition, the servers are equipped with redundant file systems, which allows for prompt replacement of defective disks without interruption of service.

COMPETITION

     The market for student members and related services and products is relatively new, intensely competitive and rapidly changing. We believe that competition will continue to intensify. We compete, directly and indirectly, for members, advertisers, sponsors and viewers with the following categories of companies:

     - general purpose consumer online services such as AOL Time Warner, CBS, MTV, Disney and Microsoft Network, each of which provides access to student-related content and services,

     - web search and retrieval services, such as AltaVista, Excite@Home, Infoseek, Terra Lycos, and Yahoo!, and other high-traffic web sites,

     - providers of payment platforms, including online stored value cards and credit cards, such as Visa and Mastercard,

     - web sites targeted to students generally or to students of a particular school,

     - membership programs, such as programs offered by Memberworks and Cendant,

     - publishers and distributors of traditional offline media such as television, radio and print, including those targeted to college students, many of which have established or may establish web sites, and

     - vendors of college student information, merchandise, products and services distributed through other means, including retail stores, mail and schools.

     We are not able to reliably estimate the number of our direct competitors. However, many of our competitors, current and potential, have significantly greater financial, technical or marketing resources. In addition, providers of internet tools and services may be acquired by, receive investments from, or enter into other commercial relationships with larger, well-established and well-financed companies, such as Visa, Mastercard, Microsoft or AOL Time Warner. Greater competition resulting from such relationships could have a material adverse effect on our business.

INTELLECTUAL PROPERTY AND PROPERTY RIGHTS

     Student Advantage regards its patents, copyrights, service marks, trademarks, trade dress, trade secrets, proprietary technology and similar intellectual property as important to its success, and relies on patent, trademark and copyright law, trade secret protection and confidentiality and/or license agreements with its employees, customers, independent contractors, sponsors, and others to protect its proprietary rights. Student Advantage strategically pursues the registration of its trademarks and service marks. However, effective patent, trademark, service mark, copyright and trade secret protection may not be available. There can be no assurance that the steps taken by us to protect our proprietary rights will be adequate or that third parties will not infringe or misappropriate our patents, copyrights, trademarks, trade secrets, trade dress and similar proprietary rights. In addition, there can be no assurance that other parties will not independently develop substantially equivalent intellectual property. A failure by us to protect our intellectual property in a meaningful manner could have a material adverse effect on our business, financial condition and results of operations. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of financial and managerial resources, which could have a material adverse effect on our business.

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

GOVERNMENT REGULATION

     Student Advantage is subject to various laws and regulations relating to its business. Although there are currently few laws or regulations directly governing access to or commerce on the internet, due to the increasing popularity and use of the internet, a number of laws and regulations may be adopted regarding user privacy, pricing, acceptable content, taxation and quality of products and services. In addition, several telecommunications providers have petitioned the Federal Communications Commission to regulate and impose fees on internet service providers and online service providers in a manner similar to long distance telephone carriers. Also, stored-value card products currently being developed by the Company, although not currently regulated by the Federal Reserve, may be subject to state banking regulations and/or future amendments to or interpretations of current Federal banking regulations. The adoption of any such laws or regulations could adversely affect our product and service offerings, adversely affect the growth in use of our products and services, decrease the acceptance of the internet as a communications and commercial medium or restrict the Company's ability to introduce new products. Moreover, it may take years to determine the extent to which existing laws relating to issues such as property ownership, libel and personal privacy are applicable to the internet. Any new laws or regulations relating to the internet could decrease demand for our products and services or otherwise have a material adverse effect on our business.

EMPLOYEES

     As of December 31, 2000, Student Advantage had a total of 446 full-time employees. Student Advantage also hires temporary employees, particularly at the beginning of each school semester, and contract service providers as necessary. As we continue to grow and introduce additional products and services, we expect to hire additional employees, particularly in product development for our commerce products and sales and marketing. None of our employees is represented by a labor union or is the subject of a collective bargaining agreement. We believe that relations with our employees are generally good. Competition for qualified personnel in our industry is intense, particularly among sales, online product development and technical staff. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel.

ITEM 2. PROPERTIES

     Student Advantage's principal executive offices are located at 280 Summer Street in Boston, Massachusetts, where it presently leases an aggregate of approximately 39,000 square feet. Our current leases for this facility expire at various times through 2005. We also maintain regional offices and lease space in Berkeley, California; Carlsbad, California; Los Angeles, California; San Diego, California; Atlanta, Georgia; Chicago, Illinois; Bethesda, Maryland; Hanover, New Hampshire; New York, New York; Plymouth Meeting, Pennsylvania; Austin, Texas; Dallas, Texas; and Washington, D.C.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE COMPANY

     Below are the name, age and principal occupations for the last five years of each current executive officer of the Company. All such persons have been elected to serve until their successors are elected and qualified or until their earlier registration or removal:

                      NAME                        AGE                      OFFICE(S)
                      ----                        ---                      ---------
Raymond V. Sozzi, Jr............................  32    Chairman of the Board of Directors, President
                                                        and Chief Executive Officer
Kenneth S. Goldman..............................  42    Executive Vice President, Chief Financial
                                                        Officer and Treasurer
Craig R. Macfarlane.............................  40    Chief Technology Officer
G. Todd Eichler.................................  33    Executive Vice President, Business Services
Jay P. Summerall................................  42    Executive Vice President, Student Services
Heather L. Lourie...............................  28    Vice President, Corporate Development

     Raymond V. Sozzi, Jr. founded Student Advantage in 1992 and has served as Chairman of the Board of Directors, President and Chief Executive Officer of Student Advantage since its inception.

     Kenneth S. Goldman has served as Executive Vice President, Chief Financial Officer and Treasurer of Student Advantage since July 2000. From June 1998 to July 2000, Mr. Goldman served as Senior Vice President, Chief Financial Officer and Treasurer of MediaMap, Inc., a software and media information company. From April 1996 to June 1998 Mr. Goldman served as Senior Vice President, Chief Financial Officer and Treasurer for Shoplink.com, an online provider of groceries, household consumables and services. From February 1993 to April 1996, Mr. Goldman served as Senior Vice President and Chief Financial Officer of Liberty International Holdings, Inc., an international financial services company.

     Craig R. Macfarlane has served as Chief Technology Officer since August 2000. From February 1999 to August 2000, Mr. Macfarlane was Chief Technology Officer for iCast, an internet music and radio company. From May 1996 to January 1999, Mr. Macfarlane was Vice President of Advanced Media Development at Digitas (formerly SIG), a digital strategy, technology and infrastructure consulting firm. From January 1995 to May 1996, Mr. Macfarlane served as Principal Consultant for Websmith Consulting, an internet consulting firm.

     G. Todd Eichler has served as Executive Vice President, Business Services of Student Advantage since December 1999, and served as Executive Vice President, Member Management of Student Advantage from January 1997 to December 1999 and as Vice President, Marketing of Student Advantage from January 1995 to December 1996.

     Jay P. Summerall has served as Executive Vice President, Student Services of Student Advantage since May 2000. From September 1998 to April 2000, Mr. Summerall was General Manager for the Business unit of AT&T's College and University Solutions (ACUS), a telecommunications company. He served in a number of other key college-focused roles for AT&T from July 1992 to September 1998.

     Heather L. Lourie has served as Vice President, Corporate Development of Student Advantage since January 2000 and as Director, Corporate Development since May 1999. From 1993 to April 1999, Ms. Lourie was a Manager in the Transaction Services Division of PricewaterhouseCoopers LLP, a public accounting firm.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Student Advantage's common stock began trading on the Nasdaq National Market on June 18, 1999 under the symbol "STAD." Prior to that time there had been no market for our common stock. The table below sets forth the high and low sales prices per share for our common stock on the Nasdaq National Market for the periods indicated:

FISCAL YEAR ENDED DECEMBER 31, 1999

                                                              HIGH    LOW
                                                              ----    ---
Second quarter (beginning June 18, 1999)....................  $ 9 5/8 $ 7 1/4
Third quarter...............................................  $15 1/4 $ 9 1/8
Fourth quarter..............................................  $29 1/2 $11 1/2

FISCAL YEAR ENDED DECEMBER 31, 2000

                                                              HIGH       LOW
                                                              ----       ---
First quarter...............................................  $22 7/16   $10
Second quarter..............................................  $10 1/2    $ 2 7/8
Third quarter...............................................  $ 9 3/4    $ 5 1/2
Fourth quarter..............................................  $ 7 13/16  $ 1 3/4

     As of January 31, 2001, there were 328 holders of record of the common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders.

     Student Advantage has never paid or declared any cash dividends on its Common Stock. Student Advantage currently intends to retain any earnings for future growth and, therefore, does not expect to pay cash dividends in the foreseeable future.

     The effective date of the Student Advantage's first registration statement, filed on Form S-1 under the Securities Act of 1933 (File No. 333-75807) relating to Student Advantage's initial public offering of its Common Stock, was June 17, 1999. In June 1999, we completed our initial public offering selling 6.0 million shares of common stock and raising proceeds to Student Advantage of $44.6 million. On July 21, 1999, an additional 900,000 shares were issued by Student Advantage as a result of the full exercise of the underwriters' over-allotment option, resulting in additional proceeds of $6.7 million. From the date of receipt through December 31, 2000, we have used the proceeds as follows (in thousands):

Working capital requirements................................  $25,000
Acquisition of companies....................................   13,000
Equity investments..........................................    5,600
Fixed asset acquisitions....................................    5,200
Repayment of line of credit.................................    2,500
                                                              -------
          Total.............................................  $51,300

     None of the net proceeds of the offering were paid by Student Advantage, directly or indirectly, to any director, officer or general partner of Student Advantage or any of their associates, or to any persons owning ten percent or more of any class of Student Advantage's equity securities, or any affiliates of Student Advantage.

     On October 27, 2000 we issued 800,000 shares of common stock to At Home Corporation ("Excite@Home"), a provider of broadband services, and 1,200,000 shares of common stock to John Hancock Small Cap Value Fund, for an aggregate purchase price of $10.0 million. We also issued to these investors warrants to purchase a total of 1,000,000 shares of common stock, half of which were issued with an exercise price of $5 per share and half of which were issued with an exercise price of $6 per share. These securities were issued to Excite@Home and the John Hancock Small Cap Value Fund under the exemptions from registration set forth in Section 4(2) of the Securities Act of 1933, as amended. No underwriters were involved in such transaction.

     On October 31, 2000, we issued 1,324,761 shares of common stock in connection with the acquisition of substantially all of the assets of CollegeClub. These shares were issued to CollegeClub under the exemptions from registration set forth in Section 4(2) of the Securities Act of 1933, as amended. No underwriters were involved in such transaction.

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

     Effective June 18, 1999, University Netcasting, Inc.'s fiscal year end was changed from March 31 to December 31 to conform to Student Advantage's fiscal year end. University Netcasting, Inc.'s results of operations for the years ended March 31, 1997, 1998 and 1999 have been included in Student Advantage's results of operations for the years ended December 31, 1996, 1997 and 1998, respectively. University Netcasting's results of operations for the twelve months ended December 31, 1999 have been included in Student Advantage's twelve months ended December 31, 1999. Accordingly, University Netcasting's results of operations for the three months ended March 31, 1999 have been included in Student Advantage's results for both the years ended December 31, 1998 and 1999. Total revenue and net loss for University Netcasting for the three months ended March 31, 1999 were $682,000 and $1.6 million, respectively. This net loss amount has been reported as an adjustment to the consolidated accumulated deficit.

                                                            YEAR ENDED DECEMBER 31,
                                             ------------------------------------------------------
                                              1996       1997        1998        1999        2000
                                             -------    -------    --------    --------    --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA
Revenue
  Student Services.........................  $ 1,838    $ 4,815    $ 15,174    $ 19,722    $ 28,099
  Corporate and University Solutions.......       --         --       4,186       7,922      19,915
                                             -------    -------    --------    --------    --------
    Total revenue..........................    1,838      4,815      19,360      27,644      48,014
                                             -------    -------    --------    --------    --------
Costs and expenses
  Cost of student services revenue.........    1,113      3,330       7,416      11,093      10,263
  Cost of corporate and university
    solutions revenue......................       --         --       2,963       4,541       9,929
  Product development......................    1,516      3,253       5,169       9,974      18,377
  Sales and marketing......................      536      1,905       7,759      12,251      17,880
  General and administrative...............    1,208      2,727       5,555       8,876      11,196
  Depreciation and amortization............      107        351       1,155       1,822       6,382
                                             -------    -------    --------    --------    --------
    Total costs and expenses...............    4,480     11,566      30,017      48,557      74,027
                                             -------    -------    --------    --------    --------
  Loss from operations.....................   (2,642)    (6,751)    (10,657)    (20,913)    (26,013)
  Realized loss on write-off of
    investment.............................       --         --          --          --        (367)
  Interest income (expense), net...........        4        (77)        121       1,358       1,434
                                             -------    -------    --------    --------    --------
  Net loss.................................  $(2,638)   $(6,828)   $(10,536)   $(19,555)   $(24,946)
                                             =======    =======    ========    ========    ========
  Basic and diluted net loss per share.....  $ (0.18)   $ (0.41)   $  (0.59)   $  (0.71)   $  (0.68)
                                             =======    =======    ========    ========    ========
  Shares used in computing basic and
    diluted net loss per share.............   14,384     16,588      17,710      27,410      36,549
                                             =======    =======    ========    ========    ========
  Unaudited pro forma basic and diluted net
    loss per share.........................                        $  (0.46)   $  (0.63)   $  (0.68)
                                                                   ========    ========    ========
  Shares used in computing unaudited pro
    forma basic and diluted net loss per
    share..................................                          22,772      31,226      36,549
                                                                   ========    ========    ========

                                                                 AS OF DECEMBER 31,
                                                 --------------------------------------------------
                                                  1996      1997       1998       1999       2000
                                                 ------    ------    --------    -------    -------
                                                                   (IN THOUSANDS)
BALANCE SHEET DATA
Cash and cash equivalents......................  $  702    $5,806    $  6,140    $15,370    $12,762
Marketable securities..........................      --        --          --     20,546         --
Working capital (deficit)......................    (114)   (1,670)     (2,355)    24,139      4,257
Total assets...................................   1,118     7,217      11,704     60,796     55,662
Deferred revenue...............................     276     5,970       7,064      9,576      4,013
Long-term obligation under capital leases......      --        --          --         --      1,861
Redeemable convertible preferred stock.........      54       111      10,196         --         --
Stockholders' equity (deficit).................     (70)   (1,024)    (10,548)    41,694     34,635

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Student Advantage is a media and commerce connection for college students and the businesses and universities that serve them, primarily through our leading membership program and network of web sites. We report our revenue in two categories: student services revenue and corporate and university solutions revenue.

     Student services revenue is attributable to the parts of our business which are focused primarily on providing goods and services to students. Student services revenue includes subscription, commerce and advertising revenue. Subscription revenue is derived from membership sales. Subscription revenue is recognized ratably from the date of subscription to the end of the annual membership period, which ends on August 31 of each year. Memberships are distributed in several ways. To date, almost all have been sold to AT&T and distributed in conjunction with an AT&T calling card. The membership cards associated with these membership sales are co-branded and serve as both a Student Advantage membership identification card and an AT&T calling card. We earn a fee from AT&T for these memberships, with a current commitment by AT&T to purchase 900,000 memberships for the 2000-2001 academic year. During 1998, 1999 and 2000, AT&T accounted for approximately 95%, 94%, and 87% of subscription revenue, respectively. In June 2000, we restructured our agreements with AT&T (See: Certain Factors that May Affect Future Results -- "We are Dependent Upon AT&T for a Large Percentage of Our Revenue and We Expect that Revenue to Decline"). We distribute memberships at no cost to certain qualified students. Also, during the 1999-2000 academic year, we sold memberships to Capital One for distribution to their existing and prospective student customer base. We also sell memberships to certain of our corporate partners for resale to students at their retail locations. In addition, we sell memberships directly to students for a membership fee that is currently $20 per year. Commerce revenue includes primarily transaction-based revenues earned for reselling products and services and acquiring student customers on behalf of other businesses. To date, commerce revenue has included primarily revenue that we receive from AT&T for obtaining completed calling card applications on their behalf, and revenue from the resale of Eurail passes. Advertising revenue consists primarily of fees for banner advertisements and sponsorships on our network of web sites, and advertisements placed in SAM, Student Advantage Magazine.

     Corporate and university solutions revenue is attributable to the parts of our business which are focused primarily on providing goods and services to corporations and universities. It includes commerce and marketing services revenue. Commerce revenue includes primarily transaction-based revenues earned in connection with acquiring customers on behalf of our corporate clients. Marketing services revenue is derived primarily from providing tailored marketing services to businesses seeking to market their products and services to college students. These services include organizing and executing marketing tours that travel to college campuses, staffing tables in college locations on behalf of businesses and providing media planning and placement.

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

     On May 17, 2000, we acquired College411.com, Inc. ("College411"), a provider of web-based college and university student-focused content. In connection with the acquisition, we issued 193,837 shares of common stock, assumed all of College411's outstanding common stock options, which were converted into options to purchase a total of 36,162 shares of our common stock, and forgave a loan of approximately $250,000. The acquisition has been accounted for under the purchase method of accounting and the results of operations have been included in our results of operations beginning on the acquisition date. Goodwill and other intangible assets in the aggregate amount of $1.5 million have been recorded in connection with the acquisition and are being amortized on a straight-line basis over two years.

     On May 18, 2000, we acquired ScholarAid.com, Inc. ("ScholarAid"), a provider of web-based scholarship and educational research tools. In connection with the acquisition, we issued 131,638 shares of common stock, assumed all of ScholarAid's outstanding common stock options, which were converted into options to purchase a total of 21,302 shares of our common stock, and forgave a loan of approximately $493,000. The acquisition has been accounted for under the purchase method of accounting and the results of operations have been included in our results of operations beginning on the acquisition date. Goodwill and other intangible assets in the aggregate amount of $1.4 million have been recorded in connection with the acquisition and are being amortized on a straight-line basis over three years.

     On July 28, 2000, we acquired from CollegeClub.com, Inc. ("CollegeClub"), certain assets of its eStudentLoan, LLC subsidiary, relating to its student loan search engine business, in exchange for approximately $910,000 in cash. The acquisition has been accounted for under the purchase method of accounting and the results of operations of the acquired business have been included in our results beginning on the acquisition date. An intangible asset, related to contracts, intellectual property and in-place workforce, in the approximate amount of $1.1 million has been recorded in connection with this acquisition and is being amortized on a straight-line basis over three years.

     On October 31, 2000, we acquired substantially all of the assets of CollegeClub, an integrated communications and media internet company for college students, and certain of its subsidiaries that had filed for protection under Chapter 11 of the federal Bankruptcy Code, in exchange for approximately $8.3 million in cash and 1,324,761 shares of Student Advantage common stock and the assumption of certain liabilities. Up to an additional $5 million in cash will be paid to CollegeClub if certain web site revenue performance goals described in the purchase agreement are met during 2001. If the collegeclub.com web site generates revenues equal to or in excess of $20 million, additional amounts will become due ranging from a minimum payment of $1.5 million to a maximum payment of $5 million dollars for revenues equal to or in excess of $25 million. We do not presently expect to meet the performance goals in 2001. The sale was approved by the federal Bankruptcy Court in Southern California. The acquisition has been accounted for under the purchase method of accounting and the results of the acquired business have been included in our results beginning on the acquisition date. An intangible asset, related to a contract with a customer that was acquired through the acquisition, in the approximate amount of $4.6 million was recorded in connection with this acquisition and is being amortized on a straight-line basis over thirty months.

     We recorded deferred compensation of $4.2 million in the year ended December 31, 1998 and $228,000 in the first quarter of 1999, representing the difference between the exercise price of stock options granted and the fair market value of the underlying common stock at the date of grant. The difference is recorded as a reduction of stockholders' equity and is being amortized over the vesting period of the applicable stock options, typically four years. Of the total deferred compensation amount, $808,000, $1.1 million and $771,000 had been amortized during 1998, 1999 and 2000 respectively. During 1999 and 2000, we reduced the amount of deferred compensation by approximately $259,000 and $677,000 respectively as a result of cancellation of certain stock options due to the termination of certain employees' employment with Student Advantage. The amortization of deferred compensation is recorded as an operating expense. We currently expect to amortize the following remaining amounts of deferred compensation as of December 31, 2000 in the periods indicated:

January 1, 2001 -- December 31, 2001........................  $561,000
January 1, 2002 -- December 31, 2002........................  $202,000
January 1, 2003 -- December 31, 2003........................  $  2,000

RESULTS OF OPERATIONS

     The financial statements for the years ended December 31, 1998, 1999 and 2000 reflect a change in the classification of revenue categories and the associated cost of sales. The classifications have been changed from "Subscription" and "Other" to "Student Services" and "Corporate and University Solutions."

  Comparison of the Year Ended December 31, 2000 with the Year Ended December 31, 1999

     Revenue. Total revenues increased to $48.0 million for 2000 from $27.6 million for 1999, due both to an increase in corporate and university solutions revenue of $12.0 million, and an increase in student services revenue of $8.4 million.

     Corporate and University Solutions Revenue. Corporate and university solutions revenue increased to $19.9 million in 2000 from $7.9 million in 1999. The increase in corporate and university solutions revenue was primarily due to increases in commerce revenue related to our acquisition of Voice FX in the fourth quarter of 1999, marketing services revenues related to several contracts not in effect in 1999, and, to a lesser extent, event staffing, management and execution provided under the restructured AT&T agreement.

     Student Services Revenue. Student services revenue increased to $28.1 million in 2000 from $19.7 million in 1999. The increase in student services revenue was due to increases in both online advertising on our network of web sites, transaction-based commerce revenues and subscription revenue. Online advertising increased primarily as a result of our acquisition of CollegeClub in the fourth quarter of 2000, and online campaigns provided to AT&T under the restructured agreement. Increases in commerce revenue are due to increases in transaction based revenues and the acquisition of eStudentLoan during 2000, were offset in part by a significant decrease in fees from AT&T for acquisitions of calling card customers as a result of the restructuring of the AT&T agreement in June 2000. We do not expect to earn any fees for the acquisition of AT&T calling card customers in future periods. Subscription revenue increased due to an increase in the number of card members to 2.1 million at the conclusion of the membership year (1999-2000 school year) which ended August 31, 2000, from 1.3 million at the conclusion of the membership year (1998-1999 school year) which ended August 31, 1999.

     AT&T accounted for approximately 34% and 55% of total revenue in 2000 and 1999, respectively. Additionally, AT&T accounted for approximately 46% and 67% of student services revenue and 17% and 25% of corporate and university solutions revenue in 2000 and 1999, respectively. While revenue from AT&T in 2000 increased on an absolute dollar value basis over revenue in 1999, the percentage of revenue in those periods derived from AT&T decreased. We expect that revenue from AT&T will decline in both absolute terms and as a percentage of revenue in future quarters. See Certain Factors that May Affect Future Results -- "We are Dependent Upon AT&T for a Large Percentage of Our Revenue and We Expect that Revenue to Decline." One other customer, Capital One, accounted for approximately 16% of total revenue (2% of student services revenue and 36% of corporate and university solutions revenue) in 2000.

     Cost of Corporate and University Solutions Revenue. Cost of corporate and university solutions revenue consists of the costs of commerce and marketing services. Commerce costs include costs incurred primarily in connection with acquiring customers on behalf of our corporate clients. Marketing services costs include the direct and indirect costs associated with planning and implementing events and promotions, media placement and other marketing services. Cost of corporate and university solutions revenue increased to $9.9 million in 2000 from $4.5 million in 1999. This increase was due in large part to the acquisition in the fourth quarter of 1999 of Voice FX, which incurred $3.5 million in cost of corporate and university solutions revenue in 2000. Costs related to both event staffing, management and execution under the restructured AT&T agreement and marketing services agreements not in effect in 1999 also contributed to the increase. Cost of corporate and university solutions revenue as a percentage of corporate and university solutions revenue decreased to 50% in 2000 from 57% in 1999. This decrease was due primarily to higher margin revenues from the Voice FX business, which we acquired in the fourth quarter of 1999. We expect cost of corporate and university solutions revenue as a percentage of revenue to increase in fiscal 2001 and approximate the percentage achieved in 1999, due to our business mix.

     Cost of Student Services Revenue. Cost of student services revenue consists of the costs associated with subscriptions, commerce and advertising revenue. Cost of subscription revenue consists of the costs associated with the fulfillment of membership subscriptions and customer service. Commerce costs include costs of goods sold owed to third parties in connection with selling their products, and personnel-related costs associated with acquiring customers for AT&T. Advertising costs consist primarily of production and mailing costs for SAM, Student Advantage Magazine, royalties paid to colleges for the use of organizational names and logos and for supplying sports activity content for our network of web sites, and fees paid to partners in exchange for the right to place media inventory on such partners' web sites. Cost of student services revenue decreased to $10.3 million in 2000 from $11.1 million in 1999. This decrease was primarily due to a significant decrease in costs consistent with the decrease in commerce revenue related to the restructuring of the AT&T agreement on June 8, 2000. This decrease was partially offset by an increase in costs of goods sold owed to third-parties in connection with selling their products. Cost of student services revenue as a percentage of student services revenue decreased to 37% in 2000 from 56% in 1999 primarily as a result of both a decrease in low margin activities related to the restructured AT&T agreement, and the acquisition of higher margin businesses during 2000. We expect cost of student services revenue as a percentage of revenue to stay consistent with 2000 results in fiscal 2001.

     Product Development. Product development expenses consist primarily of personnel-related and consulting costs associated with the development and enhancement of our suite of products, which includes the Student Advantage Membership Program, SAM, Student Advantage Magazine, the SA Cash Program, and our network of web sites. Product development expenses increased to $18.4 million in 2000 from $10.0 million in 1999. The increase is primarily due to costs incurred in connection with the enhancement of our network of web sites, the development of new product offerings such as SA Cash and our Academic Research Engine, the purchases of ScholarAid, College411, eStudentLoan and CollegeClub during 2000 and the purchase of Voice FX in the fourth quarter of 1999. These increases were offset in part by non-recurring charges related to the development of our customer database which were incurred in 1999.

     Sales and Marketing. Sales and marketing expenses consist primarily of personnel and other costs related to our sales and marketing programs. Sales and marketing expenses increased to $17.9 million in 2000 from $12.3 million in 1999. The increase in sales and marketing expenses was due, in large part to increased expenditures related to building brand awareness through the distribution of our memberships at no cost to certain qualified students, through self promotion in SAM, Student Advantage Magazine, and through on-campus promotions, the launching of affiliate programs which contributed approximately $1.0 million in cost, expanding our sales force, expanding and servicing our corporate and university base of partners and supporting the marketing services business. In connection with the Lycos marketing agreement entered into in the third quarter of 1999, we recorded a warrant valued at $2.2 million. Of this amount, $1.3 million has been amortized to sales and marketing expense as of December 31, 2000, of which $888,000 was recorded as an expense in 2000 and $444,000 was recorded as an expense in 1999. The remainder is being amortized on a straight-line basis over the remaining term of the agreement.

     General and Administrative. General and administrative expenses consist primarily of costs related to general corporate functions, including executive management, finance, human resources, facilities, accounting and legal. General and administrative expenses increased to $11.2 million in 2000 from $8.9 million in 1999. Increases in general and administrative expenses were primarily due to higher facilities, legal, accounting and personnel related costs associated with our continued growth, as well as our acquisitions of businesses over the past year, including approximately $1.0 million of non-recurring charges relating to the acquisition of CollegeClub. These increases were offset, in part, by non-recurring charges of $1.3 million related to the acquisitions of University Netcasting, Inc. and Transaction Service Providers, Inc. which were incurred in 1999.

     Depreciation and Amortization. Depreciation expense increased to $2.9 million in 2000 from $866,000 in 1999 primarily as a result of fixed asset purchases during the latter part of 1999 and 2000, amortization of capital leases, and as result of assets acquired through the acquisitions of ScholarAid, College411, eStudentLoan and CollegeClub during 2000. Amortization expense increased to $3.5 million in 2000 from $956,000 in 1999, primarily as a result of the acquisition of Voice FX in the fourth quarter of 1999, and the acquisitions of ScholarAid, College411, eStudentLoan and CollegeClub during 2000.

     Stock-Based Compensation. We recorded deferred compensation of $4.2 million in 1998 and an additional $228,000 in 1999, which were offset by reductions of $259,000 and $677,000 due to stock option cancellations as a result of employee terminations during 1999 and 2000, respectively. Of this amount, $2.7 million has been amortized to expense as of December 31, 2000, of which $771,000 was recorded as an expense in 2000 and $1.1 million was recorded as an expense in 1999. The remainder is being amortized over the remaining vesting period of the individual stock options, typically four years. The stock based compensation charges have been included in the individual operating expense line items in the financial statements. We currently expect to amortize the following remaining amounts of deferred compensation as of December 31, 2000 in the periods indicated:

January 1, 2001 -- December 31, 2001........................  $561,000
January 1, 2002 -- December 31, 2002........................  $202,000
January 1, 2003 -- December 31, 2003........................  $  2,000

     Realized Loss on Investment. Realized loss on investment represents the write-off of our investment in alumnipride.com, Inc. As of December 31, 2000, we evaluated the investment and determined that the value had been permanently impaired and accordingly, recorded a loss in the amount of $367,000.

     Interest Income (Expense), Net. Interest income (expense), net, includes interest income from cash balances and interest expense related to Student Advantage's financing obligations. Interest income (expense), net, remained consistent at $1.4 million in 2000 from 1999.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1999 WITH THE YEAR ENDED DECEMBER 31, 1998

     Revenue. Total revenues increased to $27.6 million in 1999 from $19.4 million in 1998 due to both an increase in student services revenue of $4.5 million and an increase in corporate and university solutions revenue of $3.7 million.

     Student Services Revenue. Student services revenue increased to $19.7 million in 1999 from $15.2 million in 1998. The increase in student services revenue was primarily due to increases in commerce revenue related to (1) revenues under the AT&T marketing agreement, which was not in effect until the third quarter of 1998, under which we visited college campuses to acquire calling card customers for AT&T, (2) the acquisition in 1999 of The Travel Holding Group, and (3) other transaction-based commerce revenues. Student services revenue also increased due to growth in web advertising and sponsorship revenue.

     Corporate and University Solutions Revenue. Corporate and university solutions revenue increased to $7.9 million in 1999 from $4.2 million in 1998. Corporate and university solutions revenue increased as a result of (1) increases in marketing services revenue primarily as a result of management and execution of AT&T's on-campus marketing initiatives in 1999, (2) the acquisition in 1999 of Voice FX, (3) media placement for our corporate partners in college newspapers, and (4) the acquisition in 1999 of The Campus Agency, LLC. These increases were partially offset by a decrease of $700,000 related to the expiration of a contract for marketing services that was in effect during the first quarter of 1998.

     AT&T accounted for approximately 55% and 61% of total revenue in 1999 and 1998, respectively. Additionally, AT&T accounted for approximately 67% and 75% of student services revenue and 25% and 8% of corporate and university solutions revenue in 1999 and 1998, respectively. See Certain Factors that May Affect Future Results - "We are Dependent Upon AT&T for a Large Percentage of Our Revenue and We

Expect that Revenue to Decline." No other single customer accounted for 10% or more of total revenues in 1999 or 1998.

     Cost of Student Services Revenue. Cost of student services revenue increased to $11.1 million in 1999 from $7.4 million in 1998. This increase is due in large part to the acquisition of The Travel Holding Group in 1999, and an increase of $1.1 million in costs associated with SAM, Student Advantage Magazine, of which four issues were distributed during 1999 and only two issues were distributed during 1998. Additionally, costs associated with the AT&T marketing agreement, which were first incurred in the third quarter of 1998, contributed to the increase.

     Cost of student services revenue as a percentage of student services revenue increased to 56% in 1999 from 49% in 1998. This increase was due primarily to increases in lower margin activities associated with the Travel Holding Group business and the services delivered under the AT&T marketing agreement. The increase in cost of other revenues as a percentage of other revenue is also due to costs associated with the production of SAM, Student Advantage Magazine, which exceeded revenue from the production of SAM. This increase was partially offset by higher margin revenues from web advertising and sponsorship, and commerce.

     Cost of Corporate and University Solutions Revenue. Cost of corporate and university solutions revenue increased to $4.5 million in 1999 from $3.0 million in 1998. This increase is due in large part to the acquisitions of Voice FX and the Campus Agency businesses during 1999 that contributed $1.2 million in expense. Additionally, costs associated with providing services relating to an AT&T on-campus marketing program, first incurred in 1999 contributed to the increase.

     Cost of corporate and university solutions revenue as a percentage of other revenue decreased to 57% in 1999 from 71% in 1998. This increase was due primarily to higher margin revenues from the Voice FX business, which we acquired in the fourth quarter of 1999. This revenue offset lower margin activities associated with the marketing services business, the services delivered under the AT&T on-campus marketing program, and the Campus Agency business.

     Product Development. Product development expenses increased to $10.0 million in 1999 from $5.2 million in 1998. The increase is primarily due to $2.3 million incurred in connection with the re-launch of studentadvantage.com in 1999, the development of our customer database, as well as additional personnel related costs.

     Sales and Marketing. Sales and marketing expenses increased to $12.3 million in 1999 from $7.8 million in 1998. The increase in sales and marketing expenses was due, in large part, to increased expenditures related to building brand awareness, expanding and servicing the customer base of partners, selling more online advertising, and supporting the marketing services business. In addition, in connection with the Lycos, Inc. marketing agreement entered into in the third quarter of 1999, we recorded a warrant valued at approximately $2.2 million. Of this amount, $444,000 was amortized to sales and marketing expense in 1999. The remainder is being amortized on a straight line basis over the remaining term of the agreement.

     General and Administrative. General and administrative expenses increased to $8.9 million in 1999 from $5.6 million in 1998. The increase in general and administrative expenses is primarily due to acquisition costs of $1.3 million related to the acquisitions of University Netcasting, Inc. and Transaction Service Providers, Inc., and increases in facilities, legal, accounting and personnel related costs.

     Depreciation and Amortization. Depreciation expense increased to $866,000 in 1999 from $315,000 in 1998. Depreciation expense increased as a result of fixed asset purchases during 1999. Amortization related to goodwill and intangible assets increased to $956,000 in 1999 from $840,000 in 1998. Increases in expense resulting from the purchases of Voice FX Corporation, The Travel Holding Group, LLC and The Campus Agency, LLC during 1999 were partially offset by decreases in amortization expense as a result of certain intangible assets becoming completely amortized during 1999.

     Stock-Based Compensation. We recorded deferred compensation of $4.2 million in 1998 and an additional $228,000 in 1999, offset by a reduction of $259,000 due to option cancellations as a result of employee terminations in 1999. Of this amount, $1.9 million has been amortized to expense to date, of which

$1.1 million was recorded as an expense during 1999. The remainder is being amortized over the remaining vesting period of the individual options. The stock based compensation charges have been included in the individual operating expense line items in the financial statements.

     Interest Income (Expense), Net. Interest income (expense), net increased to $1.4 million in 1999 from $121,000 in 1998. The increase is a result of interest income earned on higher average cash, cash equivalents and marketable securities balances during 1999 compared to 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, Student Advantage has financed its operations primarily through the private placement and public offering of securities, cash from operations, borrowings under its credit facilities and loans from equity holders. In October 1998, Student Advantage completed a private placement of equity securities to new investors and received $9.9 million in net proceeds. In June 1999, we completed our initial public offering selling 6.0 million shares of common stock and raising proceeds to the Company of $44.6 million. On July 21, 1999, an additional 900,000 shares were issued by Student Advantage as a result of the full exercise of the underwriters' over-allotment option, resulting in additional proceeds of $6.7 million. In October 2000, Student Advantage completed a private placement of equity securities to investors and received $10.0 million in gross proceeds. Also in October 2000, we completed our acquisition of substantially all of the assets of CollegeClub and certain of its subsidiaries and paid $8.3 million in cash, assumed certain liabilities and issued approximately 1.3 million shares of our common stock in connection with the acquisition. As of December 31, 2000, Student Advantage had $12.8 million in cash and cash equivalents as compared to cash, cash equivalents and marketable securities of $35.9 million at December 31, 1999.

     Net cash used for operating activities was $18.1 million in 2000. Net cash used in 2000 was primarily a result of a net loss of $24.9 million, an increase in accounts receivable of $1.9 million and a decrease in deferred revenue of $5.8 million. These increases were partially offset by an increase in depreciation and amortization of $6.4 million, an increase in accounts payable and accrued expenses of $4.2 million and an increase in prepaid expenses, other current assets and other assets of $1.5 million. Net cash used for operating activities was $13.1 million in 1999. Net cash used in 1999 was primarily a result of a net loss of $19.6 million, an increase in accounts receivable of $776,000 and an increase in prepaid, other current assets and other assets of $2.4 million. These increases were partially offset by an increase in deferred revenue of $2.1 million and an increase in accounts payable and accrued expenses of $3.9 million. Net cash used for operations for 1998 of $7.2 million resulted primarily from an increase in accounts receivable of $2.7 million and a net loss of $10.5 million. The increase was partially offset by the timing of payments of accounts payable and accrued expenses and increased depreciation and amortization expense.

     Net cash provided by investing activities was $5.1 million in 2000. Net cash provided by investing activities in 2000 was primarily the result of proceeds from the sale of marketable securities of $20.5 million, net of purchases of marketable securities. These increases were offset by $11.0 million used for the acquisitions of ScholarAid, College411, eStudentLoan and CollegeClub, fixed asset purchases of $3.1 million and an additional $1.0 million equity investment in edu.com. Net cash used for investing activities was $2.0 million in 1998 and $30.2 million in 1999. The net cash used for investing activities in 1999 was primarily due to $20.5 million used for purchases of marketable securities, net of proceeds from the sale of marketable securities, and to a lesser extent the purchase of fixed assets, the acquisitions of The Travel Holding Group, Campus Agency and Voice FX businesses and $4.3 million related to the equity investment in edu.com. Net cash used for investing activities in 1998 was due to the purchase of fixed assets and the acquisition of Collegiate Advantage.

     Net cash provided by financing activities was $10.4 million in 2000, $50.9 million in 1999, and $9.5 million in 1998. The net cash provided by financing activities in 2000 was primarily the result of the $10.0 million private placement of equity securities to investors. The net cash provided by financing activities in 1999 was primarily the result of the net proceeds of $49.9 million in connection with our initial public offering. Cash provided by financing activities in 1998 was primarily due to net cash proceeds of $11.9 million from the sale of shares of Student Advantage common and preferred stock, partially offset by a distribution of $2.3 million to equity holders.

     Student Advantage's $2.75 million bank line of credit and equipment lease credit facility expired according to its term on August 31, 2000.

     Student Advantage has experienced substantial increases in its expenditures consistent with growth in operations and staffing, and anticipates that this will continue for the foreseeable future. Additionally, Student Advantage will continue to evaluate possible investments in businesses, products and technologies and plans to expand its web infrastructure, sales and marketing programs and aggressively promote its brand. While Student Advantage expects to continue to incur negative cash flows into the third quarter of fiscal 2001, the Company currently anticipates that its available cash resources, together with cash expected to be provided from operations, will be sufficient to meet its anticipated needs for working capital and capital expenditures for at least the next 12 months. Projections for 2001 include significant growth in revenues. If revenue projections do not materialize as anticipated, the Company may be required to obtain additional financing. If additional financing is not obtained then management will take appropriate action to manage cash resources that would include the implementation of cost reduction measures. Management estimates that these cost reductions would provide the necessary funding for operations at such reduced revenue levels. In addition, any significant acquisitions by us may require additional equity or debt financing to fund the purchase price, if paid in cash. There can be no assurance that additional funding will be available when required or that it will be available on terms acceptable to us.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS No. 133"). The new standard establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. On July 7, 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133
- -- an amendment to FASB Statement No. 133." SFAS 133, as amended, by SFAS 137, is effective for Student Advantage's fiscal year ending December 31, 2001. On June 19, 2000, certain provisions of SFAS 133 were amended by SFAS 138, "Accounting for Certain Derivative Instruments -- an amendment to FASB Statement No. 133." The adoption of SFAS No. 133 will not have a material effect on our financial position or results of operations.

     In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements." This bulletin summarizes certain views of the staff on applying generally accepted accounting principles to revenue recognition in financial statements. The staff believes that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller's price to the buyer is fixed or determinable; and collectibility is reasonably assured. We were required to adopt SAB 101 in the fourth quarter of 2000. The application of this bulletin did not have a material impact on our financial positions or results of operation in fiscal 2000 as our existing revenue recognition policies were consistent with SAB 101.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB No. 25 ("FIN 44"). FIN 44 clarifies the application of APB 25 and, among other issues clarifies the following: the definition of an employee for purposes of applying APB 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of the previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred at earlier dates. The application of FIN 44 has not had a material impact on the Company's financial position or results of operations.

     In October 2000, the Emerging Issues Task Force (EITF) issued No. 00-14, "Accounting for Certain Sales Incentives." This Issue addresses the recognition, measurement, and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction. The EITF also issued No. 99-19, "Reporting Gross as a Principal versus Net as an Agent." The issue addresses whether a company should report revenue based on (a) the gross amount billed to a customer because it has earned revenue from the sale of the goods or services or (b) the net amount retained (that is, the amount billed to the customer less the amount paid to a supplier) because it has earned a commission or fee. Both were effective in connection with the implementation of Staff Accounting Bulletin 101. The application of this bulletin did not have a material impact on our financial positions or results of operation in 2000.

     In October 2000, the EITF issued 00-16, "Recognition and Measurement of Employer Payroll Taxes on Employee Stock-Based Compensation". The issue addresses when a liability for employee payroll taxes on employee stock compensation should be recognized, which is on the date of the event triggering the measurement and payment of the tax to the taxing authority (for a nonqualified option in the United States, generally the exercise date). The application of this issue did not have a material impact on our financial position or results.

     In February 2001, the EITF issued 00-19, "Determination of Whether Share Settlement Is within the Control of the Issuer for Purposes of Applying Issue No. 96-13". The issue addresses the accounting for contracts that are indexed to, and potentially settled in, a company's own stock. The issue was effective for all new contracts and contract modifications entered into after September 20, 2000. For contracts that exist on September 20, 2000, the issue should be applied on June 30, 2001, to those contracts that remain outstanding at that date. The application of this issue did not have a material impact on our financial position or results.

                 CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

WE HAVE EXPERIENCED LOSSES IN THE PAST AND EXPECT FUTURE LOSSES

     We have not achieved profitability and have incurred significant operating losses. We incurred net losses of $10.5 million in 1998, $19.6 million in 1999, and $24.9 million in 2000. As of December 31, 2000, our accumulated deficit was $69.0 million. We expect to continue to incur significant operating and capital expenditures and, as a result, we will need to generate significant revenue to achieve and maintain profitability.

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

     Additional financing may not be available when needed on terms favorable to us or at all. Our $2.75 million bank line of credit and equipment lease credit facility expired according to its terms on August 31, 2000. Our failure to raise additional funds, if needed, or secure a new credit facility may result in our inability to:

     - develop or enhance our services,

     - take advantage of future opportunities, or

     - respond to competitive pressures.

     In addition, any significant acquisitions by us may require additional equity or debt financing to fund the purchase price, if paid in cash. There can be no assurance that additional funding will be available when required or that it will be available on terms acceptable to us.

WE HAVE A LIMITED OPERATING HISTORY AND MAY FACE DIFFICULTIES ENCOUNTERED BY EARLY STAGE COMPANIES IMPLEMENTING AN ONLINE AND OFFLINE STRATEGY

     We have a limited operating history on which an investor can evaluate our business. Our operations began in 1992. An investor in our common stock must consider the risks and difficulties frequently encountered by early stage companies implementing an online and offline strategy. These risks include, without limitation, our possible inability to:

     - sustain historical revenue growth rates,

     - generate sufficient revenue to achieve and maintain profitability,

     - implement our business model,

     - maintain the satisfaction of our members and users, and our university and corporate partners,

     - introduce new and enhanced web and offline products, content and services, and

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

     Moreover, the current market conditions have decreased the demand for online advertising, have put downward pressure on the cost per thousand impressions ("CPM") which we can charge for such advertising and have increased the likelihood that despite our best efforts and written agreements supporting such efforts that certain of our customers may be unable to pay for such advertising received by them. Finally, we cannot guarantee that internet users will maintain interest in our network of web sites. A decline in membership or usage of our network of web sites would decrease revenue. Our failure to successfully implement our internet strategy could have a material adverse effect on our business.

OUR ABILITY TO GENERATE SIGNIFICANT REVENUES AND PROFITS FROM CERTAIN ESTABLISHED AND NEW PRODUCTS AND SERVICES IS UNCERTAIN

     Our business model depends in part on increasing the amount of revenues and profits derived from certain established and new products and services. Our ability to generate significant revenues and profits from these products and services will depend, in part, on our ability to achieve a significant presence in university and college communities, and to generate sufficient user traffic and to develop and expand on sponsor relationships to include revenue sharing agreements based on transaction volume. There is intense competition among offerors of alternative payment methods, including stored-value cards, debit card and credit cards, and among web sites that sell online advertising. It is difficult for us to project future levels of transaction-related and advertising revenues and profits.

WE ARE DEPENDENT UPON AT&T FOR A LARGE PERCENTAGE OF OUR REVENUE AND WE EXPECT THAT REVENUE TO DECLINE

     Since February 1, 1997, we have had a relationship with AT&T through which AT&T has paid us for a variety of goods and services, including memberships provided free to students with an AT&T calling card and marketing services. In June 2000, we restructured the agreements with AT&T, through which AT&T will pay us for a variety of goods and services, including those under the old agreements, as well as online and offline media placements and new marketing services.

     In 1998, we derived $11.8 million, or 61%, of our total revenue from AT&T. In 1999, we derived $15.2 million, or 55%, of our total revenue from AT&T. In 2000, we derived $16.2 million, or 34%, of our total revenue from AT&T. During both the 1998-1999 academic year and the 1999-2000 academic year, almost all of our members received their Student Advantage memberships at no charge from AT&T by either electing to apply for an AT&T calling card in connection with their Student Advantage membership or by receiving a free Student Advantage membership from AT&T by enrolling for an AT&T telecommunications service. Under the restructured agreement, AT&T has a commitment to purchase 900,000 memberships for the 2000-2001 academic year, of which approximately 600,000 had been purchased as of December 31, 2000. However, AT&T is not required to purchase a minimum number of memberships under the restructured agreement after the 2000-2001 academic year. In addition, to date a significant portion of our commerce revenue has been attributable to fees that we earned from AT&T for obtaining completed calling card applications from students. We do not expect to earn any fees for the acquisition of AT&T calling card customers in future quarters. Under the restructured AT&T agreement, there can be no assurance that we will be successful in maintaining or expanding our membership base and/or the level of our commerce revenue, and we expect that revenue from AT&T will decline in both absolute terms and as a percentage of revenue in future quarters.

     Our new agreement with AT&T expires in June 2003; however, AT&T may terminate the agreement effective June 1, 2001. There are no guaranteed revenues or membership commitments after September 30, 2001.

A LIMITED NUMBER OF CUSTOMERS REPRESENT A SIGNIFICANT PERCENTAGE OF OUR REVENUE

     A limited number of customers currently account for a significant percentage of our total revenues. In 2000, two customers, in the aggregate, accounted for 50% of total revenues. We expect a limited number of customers to continue to account for a significant percentage of total revenues in the future and we believe that we must continue to acquire additional customers to be successful. The loss of any one of these customers could have a material adverse effect on our business.

     While we anticipate that revenues from this limited number of customers will decline as a percentage of total revenues, we expect that a limited number of customers will continue to represent a significant percentage of our total revenues.

OUR RELATIONSHIP WITH AT&T COULD HINDER OUR ABILITY TO ATTRACT ADDITIONAL
SPONSORS

     Our agreement with AT&T prevents us from including companies that promote goods and services competitive to AT&T in our AT&T/Student Advantage Membership Program. Our agreement with AT&T also provides that AT&T will be the sole provider of free Student Advantage Program memberships to college students in connection with the promotion of a telecommunications product competitive with AT&T. Our relationship with AT&T could hinder our ability to attract additional national sponsors for the Membership program, particularly sponsors who distribute or promote telecommunications products.

OUR OPERATING RESULTS DEPEND ON OUR ABILITY TO MAINTAIN AND INCREASE BUSINESS ALLIANCES AND UNIVERSITY RELATIONSHIPS

     We are dependent upon our sponsors, both national and local, to provide our members and SA Cash participants with discounts on their products and services. We are also dependent on maintaining college and university relationships to market and sell our products and services. Our ability to maintain these alliances and relationships and to develop new alliances and relationships is critical to our ability to maintain our members and our SA Cash university partners. A failure to acquire or maintain alliances and relationships with colleges and universities could have a material adverse effect on our business. In addition, our agreements with a number of our sponsors preclude us from entering into similar arrangements with their competitors. This restriction may prevent us in some cases from offering attractive additional discounts to our members.

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

OUR QUARTERLY REVENUES AND OPERATING RESULTS ARE NOT INDICATIVE OF FUTURE PERFORMANCE AND ARE DIFFICULT TO FORECAST

     In addition to the seasonal fluctuations described below, our revenues and operating results may vary from quarter to quarter for a variety of other reasons, such as the timing of revenues from corporate sponsors or non-recurring revenues or charges.

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

WE FACE SIGNIFICANT COMPETITION ON THE INTERNET, WHICH COULD ADVERSELY AFFECT OUR BUSINESS

     The market for online users and advertisers on the internet is rapidly evolving. Competition for members, visitors, sponsors and merchants is intense and is expected to increase over time. Barriers to entry are relatively low. We compete for visitors, traffic, sponsors and online merchants with web directories, search engines, content sites, online service providers and traditional media companies. We also face competition from other companies maintaining web sites dedicated to college students as well as high-traffic web sites sponsored by companies such as AOL Time Warner, CBS, Disney, Excite@Home, Terra Lycos, Microsoft, MTV and Yahoo!

     We also compete with other companies targeting the student population, such as:

     - publishers and distributors of traditional offline media, particularly those targeting college students, such as campus newspapers, other print media, television and radio;

     - providers of payment platforms such as stored-value cards and credit cards, including Visa and Mastercard; and

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

     We have acquired several businesses. Most recently we acquired substantially all of the assets of CollegeClub and certain of its subsidiaries. Achieving the anticipated benefits of these acquisitions will depend in part upon whether the integration of these businesses is accomplished in an efficient, effective and timely manner. In some cases, the difficulty associated with integrating these businesses may be increased by the necessity of coordinating geographically separated organizations. There can be no assurance that the anticipated benefits of these acquisitions will be achieved.

WE MAY BE UNABLE TO SUCCESSFULLY MANAGE CHANGES IN OUR BUSINESS

     We have experienced a period of significant growth. This growth has placed significant demands on our management and strains on our resources. Revenue has increased from approximately $1.8 million in 1996 to $48.0 million in 2000. During that same time period, we increased from fewer than 50 to 446 employees.

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

WE MUST ATTRACT AND RETAIN KEY MANAGEMENT AND OTHER HIGHLY-QUALIFIED PERSONNEL IN A COMPETITIVE LABOR MARKET

     Our success depends largely upon the continued service of our executive officers, including Raymond V. Sozzi, Jr., our president and chief executive officer, and other key management and technical personnel, and our ability to continue to attract, retain and motivate other qualified personnel. Competition for such personnel is intense. We have experienced, and we expect to continue to experience in the future, difficulty in hiring highly skilled employees with the appropriate qualifications. If we do not succeed in attracting new personnel or retaining and motivating our current personnel, our business could be adversely affected.

OUR SYSTEMS MAY FAIL OR EXPERIENCE A SLOWDOWN

     Substantially all of our communications hardware and certain of our other computer hardware operations are located at third-party locations such as Exodus Communications, Inc. in Waltham, Massachusetts and Navisite in San Jose, California. Fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events could damage these systems. Computer viruses, electronic break-ins or other similar disruptive problems could also adversely affect our web site. Our business could be adversely affected if our systems were affected by any of these occurrences. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems. We do not presently have any secondary "off-site" systems or a formal disaster recovery plan, however we are developing a formal disaster recovery program that we expect to complete in the fourth quarter of 2001.

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

WE MAY LOSE MEMBERS AND OUR REPUTATION MAY SUFFER BECAUSE OF UNSOLICITED BULK E-MAIL OR SPAM

     Unsolicited bulk e-mail, or spam (including the dissemination of pornographic links), and our attempts and others' attempts to control such spam could harm our business and our reputation, particularly with respect to collegeclub.com. To the extent our spam-blocking efforts are not effective, our systems may become unavailable or may suffer from reduced performance. Spam-blocking efforts by others may also result in others blocking our members' legitimate messages. Additionally, our reputation may be harmed if e-mail addresses with our domain names are used in this manner. Any of these events may cause members to become dissatisfied and discontinue their use of our network of web sites, including collegeclub.com.

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

OUR INTELLECTUAL PROPERTY RIGHTS MAY BE VIOLATED OR SUBJECT TO LITIGATION AND WE MAY INFRINGE THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS

     We believe that protection of our patents, copyrights, service marks, trademarks, trade secrets, proprietary technology and similar intellectual property is important to the success of some of our services. We rely on the following mechanisms to protect such intellectual property:

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

CERTAIN CURRENT STOCKHOLDERS OWN A LARGE PERCENTAGE OF OUR VOTING STOCK

     As of January 31, 2001, our executive officers, directors and affiliated entities, together beneficially own approximately 45% of our outstanding common stock. Therefore, these stockholders are able to significantly influence all matters requiring stockholder approval and, thereby, our management and affairs. Matters that typically require stockholder approval include:

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................   32
Consolidated Balance Sheets as of December 31, 1999 and
  2000......................................................   33
Consolidated Statement of Operations for the years ended
  December 31, 1998, 1999 and 2000..........................   34
Consolidated Statement of Changes in Redeemable Convertible
  Preferred Stock and Stockholders' Equity (Deficit) for the
  years ended December 31, 1998, 1999 and 2000..............   35
Consolidated Statement of Cash Flows for the years ended
  December 31, 1998, 1999 and 2000..........................   36
Notes to Consolidated Financial Statements..................   37

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Student Advantage, Inc.

     In our opinion, the consolidated balance sheets and the related consolidated statements of operations, of changes in redeemable convertible preferred stock and stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Student Advantage, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Portland, Maine
February 7, 2001

                            STUDENT ADVANTAGE, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                  1999        2000
                                                              ------------   -------
ASSETS
Current assets
Cash and cash equivalents...................................    $15,370      $12,762
  Marketable securities.....................................     20,546           --
  Accounts receivable (net of allowance for doubtful
     accounts of $328 and $815 at December 31, 1999 and
     2000, respectively)....................................      4,527        5,982
  Prepaid advertising.......................................         --        3,350
  Prepaid expenses and other current assets.................      2,698        1,329
                                                                -------      -------
          Total current assets..............................     43,141       23,423
Property and equipment, net.................................      4,038       13,343
Investment..................................................      4,262        5,263
Intangible and other assets, net............................      9,355       13,633
                                                                -------      -------
          Total assets......................................    $60,796      $55,662
                                                                =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable..........................................    $ 3,329      $ 3,564
  Accrued compensation......................................      1,523        2,840
  Other accrued expenses....................................      4,574        7,541
  Deferred revenue..........................................      9,576        4,013
  Current obligation under capital leases...................         --        1,208
                                                                -------      -------
          Total current liabilities.........................     19,002       19,166
                                                                -------      -------
Long-term liabilities
  Notes payable.............................................        100           --
  Long-term obligation under capital leases.................         --        1,861
                                                                -------      -------
          Total long-term liabilities.......................        100        1,861
                                                                -------      -------
     Total liabilities......................................     19,102       21,027
                                                                -------      -------
Commitments and contingencies (Note 13)
Stockholders' equity
Preferred Stock, $0.01 par value, 5,000,000 shares
  authorized, 0 shares issued and outstanding
Common stock, $0.01 par value; Authorized: 150,000,000
  shares; Issued: 35,435,398 and 39,621,244 at December 31,
  1999 and 2000, respectively; outstanding: 35,435,398 and
  39,621,244 at December 31, 1999 and 2000, respectively....        354          396
  Additional paid-in capital................................     87,690      104,058
  Accumulated deficit.......................................    (44,058)     (69,004)
  Notes receivable from stockholders........................        (79)         (50)
  Deferred compensation.....................................     (2,213)        (765)
                                                                -------      -------
     Total stockholders' equity.............................     41,694       34,635
                                                                -------      -------
     Total liabilities and stockholders' equity.............    $60,796      $55,662
                                                                =======      =======

 The accompanying notes are an integral part of these consolidated statements.

                            STUDENT ADVANTAGE, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
Revenue
  Student services..........................................  $ 15,174   $ 19,722   $ 28,099
  Corporate and university solutions........................     4,186      7,922     19,915
                                                              --------   --------   --------
     Total revenue..........................................    19,360     27,644     48,014
                                                              --------   --------   --------
Costs and expenses
  Cost of student services revenue (including stock-based
     compensation of $45, $58 and $33 for the years ended
     1998, 1999 and 2000, respectively).....................     7,416     11,093     10,263
  Cost of corporate and university solutions revenue
     (including stock-based compensation of $25, $33 and $25
     for the years ended 1998, 1999 and 2000,
     respectively)..........................................     2,963      4,541      9,929
  Product development (including stock-based compensation of
     $221, $320 and $163 for the years ended 1998, 1999 and
     2000, respectively)....................................     5,169      9,974     18,377
  Sales and marketing (including stock-based compensation of
     $446, $547 and $413 for the years ended 1998, 1999 and
     2000, respectively)....................................     7,759     12,251     17,880
  General and administrative (including stock-based
     compensation of $71, $161 and $137 for the years ended
     1998, 1999 and 2000, respectively).....................     5,555      8,876     11,196
  Depreciation and amortization.............................     1,155      1,822      6,382
                                                              --------   --------   --------
     Total costs and expenses...............................    30,017     48,557     74,027
                                                              --------   --------   --------
Loss from operations........................................   (10,657)   (20,913)   (26,013)
Realized loss on write-off of investment (Note 2)...........        --         --       (367)
Interest income (expense), net..............................       121      1,358      1,434
                                                              --------   --------   --------
Net loss....................................................  $(10,536)  $(19,555)  $(24,946)
                                                              ========   ========   ========
Basic and diluted net loss per share........................  $  (0.59)  $  (0.71)  $  (0.68)
                                                              ========   ========   ========
Shares used in computing basic and diluted net loss per
  share.....................................................    17,710     27,410     36,549
                                                              ========   ========   ========
Unaudited pro forma basic and diluted net loss per share....  $  (0.46)  $  (0.63)  $  (0.68)
                                                              ========   ========   ========
Shares used in computing unaudited pro forma basic and
  diluted net loss per share................................    22,772     31,226     36,549
                                                              ========   ========   ========

 The accompanying notes are an integral part of these consolidated statements.

                            STUDENT ADVANTAGE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
                         STOCKHOLDERS' EQUITY (DEFICIT)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                        REDEEMABLE
                                        CONVERTIBLE                                                               NOTES
                                      PREFERRED STOCK           COMMON STOCK        ADDITIONAL                  RECEIVABLE
                                   ---------------------   ----------------------    PAID-IN     ACCUMULATED       FROM
                                     SHARES      AMOUNT      SHARES     PAR VALUE    CAPITAL       DEFICIT     STOCKHOLDERS
                                   ----------   --------   ----------   ---------   ----------   -----------   ------------
Balance, December 31, 1997.......   1,588,688   $    111   19,210,646     $192       $ 12,180     $(12,766)        $ --
                                   ----------   --------   ----------     ----       --------     --------         ----
Issuance of preferred and common
 stock, net of issuance costs....   1,250,000     10,000      271,441        3          1,997          (84)
Issuance of preferred and common
 stock in connection with the
 acquisition of The Main Quad....      65,858         49      709,768        7            169
Issuance of preferred and common
 stock upon cancellation of notes
 payable.........................      48,022         36      517,536        5            124
Issuance of common stock for
 services........................                              36,864       --            297
Exercise of common stock
 options.........................                                  --       --              6
Distributions to stockholders....                                                                   (2,320)
Deferred compensation relating to
 grants of stock options.........                                                       4,171
Compensation relating to grants
 of stock options................
Net loss.........................                                                                  (10,536)
                                   ----------   --------   ----------     ----       --------     --------         ----
Balance, December 31, 1998.......   2,952,568     10,196   20,746,255      207         18,944      (25,706)          --
                                   ----------   --------   ----------     ----       --------     --------         ----
Exercise of common stock options
 and warrants....................                           1,075,046       11            665                       (79)
Sale of common stock under
 employee stock purchase plan....                              36,258       --            246
Issuance of common stock and
 common stock warrants in
 connection with the acquisition
 of Mentor Interactive...........                              18,056       --            299
Issuance of common stock in
 connection with the acquisition
 of Transaction Service
 Providers.......................                             195,000        2            268         (444)
Issuance of common stock in
 initial public offering, net of
 issuance costs..................                           6,900,000       69         49,823
Conversion of preferred stock to
 common stock in connection with
 the initial public offering.....  (2,952,568)   (10,196)   6,026,043       61          9,505
Issuance of common stock for
 services........................                               8,658       --            108
Issuance of common stock
 warrant.........................                                                       2,221
Deferred compensation relating to
 grants of stock options.........                                                         228
Deferred compensation related to
 cancellation of stock options
 for terminated employees........                                                        (259)
Compensation relating to grants
 of stock options................
Issuance of common stock in
 connection with the acquisition
 of Voice FX.....................                             430,082        4          5,642
Adjustment to conform fiscal
 periods for University
 Netcasting......................                                                                    1,647
Net loss.........................                                                                  (19,555)
                                   ----------   --------   ----------     ----       --------     --------         ----
Balance December 31, 1999........          --   $     --   35,435,398     $354       $ 87,690     $(44,058)        $(79)
                                   ----------   --------   ----------     ----       --------     --------         ----
Exercise of common stock
 options.........................                             389,968        4            168
Sale of common stock under
 employee stock purchase plan....                             145,638        2            412
Issuance of common stock in
 connection with the acquisitions
 of ScholarAid and College411....                             325,479        3          1,712
Issuance of common stock and
 warrants to At Home Corporation
 and John Hancock Small Cap Value
 Fund............................                           2,000,000       20          9,945
Issuance of common stock in
 connection with the acquisition
 of CollegeClub..................                           1,324,761       13          4,808
Deferred compensation related to
 cancellation of stock options
 for terminated employees........                                                        (677)
Compensation relating to grants
 of stock options................
Repayment of stock
 subscription....................                                                                                    29
Net loss.........................                                                                  (24,946)
                                   ----------   --------   ----------     ----       --------     --------         ----
Balance December 31, 2000........          --   $     --   39,621,244     $396       $104,058     $(69,004)        $(50)
                                   ==========   ========   ==========     ====       ========     ========         ====


                                                                  TOTAL
                                                              STOCKHOLDERS'
                                   TREASURY      DEFERRED        EQUITY
                                     STOCK     COMPENSATION     (DEFICIT)
                                   --------    ------------   -------------
Balance, December 31, 1997.......    $(630)           --        $ (1,024)
                                     -----       -------        --------
Issuance of preferred and common
 stock, net of issuance costs....                                  1,916
Issuance of preferred and common
 stock in connection with the
 acquisition of The Main Quad....                                    176
Issuance of preferred and common
 stock upon cancellation of notes
 payable.........................                                    129
Issuance of common stock for
 services........................                                    297
Exercise of common stock
 options.........................                                      6
Distributions to stockholders....                                 (2,320)
Deferred compensation relating to
 grants of stock options.........                $(4,171)             --
Compensation relating to grants
 of stock options................                    808             808
Net loss.........................                                (10,536)
                                     -----       -------        --------
Balance, December 31, 1998.......     (630)       (3,363)        (10,548)
                                     -----       -------        --------
Exercise of common stock options
 and warrants....................                                    597
Sale of common stock under
 employee stock purchase plan....                                    246
Issuance of common stock and
 common stock warrants in
 connection with the acquisition
 of Mentor Interactive...........                                    299
Issuance of common stock in
 connection with the acquisition
 of Transaction Service
 Providers.......................                                   (174)
Issuance of common stock in
 initial public offering, net of
 issuance costs..................                                 49,892
Conversion of preferred stock to
 common stock in connection with
 the initial public offering.....      630                        10,196
Issuance of common stock for
 services........................                                    108
Issuance of common stock
 warrant.........................                                  2,221
Deferred compensation relating to
 grants of stock options.........                   (228)             --
Deferred compensation related to
 cancellation of stock options
 for terminated employees........                    259              --
Compensation relating to grants
 of stock options................                  1,119           1,119
Issuance of common stock in
 connection with the acquisition
 of Voice FX.....................                                  5,646
Adjustment to conform fiscal
 periods for University
 Netcasting......................                                  1,647
Net loss.........................                                (19,555)
                                     -----       -------        --------
Balance December 31, 1999........    $  --       $(2,213)       $ 41,694
                                     -----       -------        --------
Exercise of common stock
 options.........................                                    172
Sale of common stock under
 employee stock purchase plan....                                    414
Issuance of common stock in
 connection with the acquisitions
 of ScholarAid and College411....                                  1,715
Issuance of common stock and
 warrants to At Home Corporation
 and John Hancock Small Cap Value
 Fund............................                                  9,965
Issuance of common stock in
 connection with the acquisition
 of CollegeClub..................                                  4,821
Deferred compensation related to
 cancellation of stock options
 for terminated employees........                    677              --
Compensation relating to grants
 of stock options................                    771             771
Repayment of stock
 subscription....................                                     29
Net loss.........................                                (24,946)
                                     -----       -------        --------
Balance December 31, 2000........    $  --       $  (765)       $ 34,635
                                     =====       =======        ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            STUDENT ADVANTAGE, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
Cash flows from operating activities:
  Net loss..................................................  $(10,536)  $(19,555)  $(24,946)
  Adjustments to reconcile net loss to net cash provided by
    (used for) operating activities:
    Depreciation............................................       315        829      2,925
    Amortization............................................       840        956      3,457
    Reserve for bad debts...................................        --        180        487
    Compensation expense relating to issuance of equity.....       808      1,119        771
    Issuance of stock in exchange for services..............       297        151         --
    Amortization of marketing expense associated with common
       stock warrant........................................        --        444        888
    Gain on disposal of assets..............................        --        (16)        --
    Realized loss on write-off of investment................        --         --        367
    Changes in assets and liabilities, net of effects of
       acquisitions:
       Accounts receivable..................................    (2,728)      (776)    (1,904)
       Prepaid expenses, other current assets and other
         assets.............................................      (169)    (2,375)     1,512
       Accounts payable.....................................     1,271      1,003        128
       Accrued compensation.................................       733        386      1,299
       Accrued expenses.....................................       854      2,472      2,768
       Deferred revenue.....................................     1,094      2,095     (5,811)
                                                              --------   --------   --------
       Net cash used for operating activities...............    (7,221)   (13,087)   (18,059)
                                                              ========   ========   ========
Cash flows from investing activities:
  Purchases of fixed assets.................................    (1,332)    (2,971)    (3,098)
  Acquisitions of businesses, net of cash acquired..........      (655)    (2,485)   (10,992)
  Purchases of marketable securities........................        --    (47,223)    (8,813)
  Proceeds from sale of marketable securities...............        --     26,677     29,359
  Purchase of investment....................................        --     (4,262)    (1,368)
  Proceeds from sale of fixed assets........................        --         20         --
                                                              --------   --------   --------
Net cash (used for) provided by investing activities........    (1,987)   (30,244)     5,088
                                                              ========   ========   ========
Cash flows from financing activities:
  Proceeds from sale of preferred and common stock, net of
    issuance costs..........................................    11,916     49,892      9,965
  Repayment of note from stockholder........................       165         --         29
  Repayment of capital lease obligation.....................        --         --       (217)
  Proceeds from exercise of common stock options, warrants
    and employee stock purchase plan........................         6        922        586
  Note payable..............................................        --        100         --
  Proceeds from short-term debt -- related party............     1,410         --         --
  Repayment of short-term debt -- related party.............    (1,635)        --         --
  Distributions to stockholders.............................    (2,320)        --         --
                                                              --------   --------   --------
       Net cash provided by financing activities............     9,542     50,914     10,363
                                                              ========   ========   ========
Adjustment to conform fiscal period of University
  Netcasting................................................        --      1,647         --
Net increase (decrease) in cash and cash equivalents........       334      9,230     (2,608)
Cash and cash equivalents, beginning of year................     5,806      6,140     15,370
                                                              --------   --------   --------
Cash and cash equivalents, end of year......................  $  6,140   $ 15,370   $ 12,762
                                                              ========   ========   ========
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest......................  $     87   $     --   $      5
                                                              ========   ========   ========
Cash paid during the year for taxes.........................  $      1   $     --   $     --
                                                              ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            STUDENT ADVANTAGE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION, NATURE OF BUSINESS AND BASIS OF PRESENTATION

     Student Advantage, Inc. (the "Company") is a media and commerce connection for college students and the businesses and universities that serve them. The Company reaches students online through its network of web sites, including collegeclub.com and studentadvantage.com, and offline through the Student Advantage Membership and SA Cash Programs. The Company also offers business-to-business marketing and events and promotion services, and information services, Internet content and data management services to colleges and universities.

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

     Student Advantage is subject to the risks and uncertainties common to growing companies, including reliance on certain customers, growth and commercial acceptance of the internet, dependence on principal products and services and third-party technology, activities of competitors, dependence on key personnel such as Raymond V. Sozzi, Jr., Student Advantage's President and Chief Executive Officer, and limited operating history. We continue to operate as a single segment since the financial information reviewed by the chief decision maker reflects one segment.

     Student Advantage has also experienced substantial net losses since its inception and, as of December 31, 2000, had an accumulated deficit of $69.0 million. Such losses and accumulated deficit resulted primarily from significant costs incurred in the development of the Company's products and services and the preliminary establishment of the Company's infrastructure. For the foreseeable future, the Company expects to continue to experience growth in its operating expenses in order to execute its current business plan that requires significant growth in revenues. If revenue projections do not materialize as anticipated, the Company may be required to obtain additional financing. If additional financing is not obtained then management will take appropriate action to manage cash resources, which would include the implementation of cost reduction measures. Management estimates that these cost reductions would provide the necessary funding for operations at such reduced revenue levels. Failure to generate sufficient revenues, obtain additional capital or financing if needed, or reduce certain discretionary spending if necessary, could have a material adverse effect on the Company's ability to achieve its intended business objectives.

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

                            STUDENT ADVANTAGE, INC.

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

  Cash and Cash Equivalents

     Student Advantage considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Student Advantage invests its excess cash in money markets and certificates of deposit, which are subject to minimal credit and market risk. Student Advantage's cash equivalents are classified as "available for sale" and are recorded at cost which approximates fair value. As of December 31, 1999 and 2000, the Company had cash equivalents of $10.2 and $11.2 million included in cash and cash equivalents.

  Marketable Securities

     Marketable securities consist of certificates of deposit, commercial paper and other equity securities with maturities greater than three months. The Company classifies its marketable securities as "available for sale" and reports them at fair value, with unrealized gains and losses excluded from earnings and reported as an adjustment in stockholders' equity. As of December 31, 1999, the cost of the marketable securities approximates fair value. All marketable securities held at December 31, 1999 mature within one year. Gross realized and unrealized gains and losses which are calculated on a specific identification basis, for the year ended December 31, 1999 were immaterial.

  Investments

     The Company's existing investments do not have readily determinable fair values and are, therefore, accounted for using the cost method. The Company periodically reviews the value of its investments to consider whether an "other than temporary" decline in market value, below the related carrying amount, has occurred. Factors considered include the current estimated fair value of the investment, the length of time and extent to which market value has been less than cost and the financial condition and near-term prospects of the issuer. When appropriate an impairment loss is recognized related to a decline in investment value.

     On November 12, 1999, Student Advantage made an equity investment in edu.com, Inc. ("edu.com"), a privately held e-commerce company. Student Advantage paid approximately $4.3 million in exchange for approximately 922,000 shares of Series B preferred stock of edu.com. In January 2000, Student Advantage invested an additional $1.0 million in exchange for approximately 217,000 shares of Series B preferred stock. This investment is being recorded at the lower of cost or market.

     On July 12, 2000, Student Advantage made an investment in alumnipride.com, Inc., ("alumnipride.com"), a privately held company providing customized web sites to national alumni associations. Student Advantage paid approximately $350,000 in exchange for approximately 97,000 shares of Series B preferred stock of alumnipride.com. In October 2000, alumnipride.com, was acquired by UConnections.com, Inc. ("Uconnections.com"), and the shares of preferred stock of alumnipride.com were exchanged for 270,569 shares of common stock of UConnections.com. At December 31, 2000 the Company evaluated the investment and determined that the fair value had been permanently impaired and accordingly recorded a realized loss in the amount of $367,000.

                            STUDENT ADVANTAGE, INC.

  Revenue Recognition

     The Company derives student services revenue from subscription, commerce and advertising. Subscription revenue is derived from membership fees related to enrolling students in the Student Advantage Membership Program. Subscription revenue is recognized ratably from the date of subscription to the end of the annual membership period, which ends on August 31 of each year. Commerce revenue is derived primarily from transaction-based revenue earned for reselling products and services, and acquiring student customers on behalf of other businesses. This revenue is recognized upon the completion of the related contractual obligations. The Company derives revenue from advertisements placed in SAM, Student Advantage Magazine, and on its network of web sites. Revenue from fees related to advertisements placed in SAM is recognized when the magazine is shipped to members. Web site advertising revenue is recognized as the related impressions are displayed, provided that no significant obligations remain and collection of the related receivable is assured. Certain advertising arrangements include guarantees of a minimum number of impressions. For arrangements with guarantees, revenue is recognized based upon the lesser of:
(1) ratable recognition over the period the advertising is displayed, provided that no significant Company obligations remain and collection of the receivable is assured, or (2) a pro-rata portion of contract revenue based upon impressions delivered relative to minimum guaranteed impressions to be delivered.

     The Company derives corporate and university solutions revenue from commerce and marketing services. Commerce revenue includes primarily transaction-based fees earned in connection with acquiring customers on behalf of our corporate clients. This revenue is recognized upon the completion of the related contractual obligations. Marketing services revenue is derived primarily from providing tailored marketing services to businesses seeking to market their products and services to college students. Fees from marketing services are recognized as the related services are rendered, provided that no significant obligations remain and collection of the related receivable is assured. Payments received in advance of revenue being earned are recorded as deferred revenue.

     In accordance with the Emerging Issues Task Force ("EITF") Issue No. 99-17 "Accounting for Advertising Barter Transactions," the Company has appropriately recorded barter revenue and expense based upon the fair value of the advertising surrendered in the transaction. Fair value is established by reference to comparable cash transactions during the six month period preceding the barter transaction. Generally, barter transactions involve exchanges of banner advertising. For the years ended December 31, 1999 and 2000, the Company recorded $580,000 and $1.2 million respectively of barter revenue and $523,000 and $1.2 million respectively of barter expense recorded as sales and marketing expense.

     In accordance with Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101") and EITF Issue No. 99-19 "Reporting Revenue Gross as a Principal versus Net," the Company has evaluated its revenue and determined that it is being appropriately reported in accordance with the guidance. Student Advantage has recorded certain of its commerce revenue at gross as the Company is the considered the primary obligor in the transaction.

     In accordance with SAB 101 and EITF No. 00-21 "Accounting for Multiple-Element Revenue" (currently in discussion) the Company has evaluated any such arrangements and determined that revenues are being appropriately reported in accordance with the guidance. Multiple arrangement elements have been recognized as revenue either based on the relative fair value of each component, or based on straight-line recognition over the term of the agreement.

  Fair Value of Financial Instruments

     The carrying amounts of Student Advantage's financial instruments, which include cash equivalents, marketable securities, investment, accounts payable, accrued expenses and notes payable, approximate their fair values at December 31, 1999 and 2000.

                            STUDENT ADVANTAGE, INC.

  Concentrations of Credit Risk and Significant Customers

     Financial instruments which potentially expose the Company to concentration of credit risk are comprised primarily of cash, cash equivalents, marketable securities and trade accounts receivable. The Company places its cash, cash equivalents and marketable securities with financial institutions that have high credit ratings. Management believes its credit policies are prudent and reflect normal industry terms and business risk. The Company does not anticipate non-performance by the counterparties and, accordingly, does not require collateral. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management's expectations. For the years ended December 31, 1998 and 1999 one customer accounted for 61% and 55% of total revenue, respectively. For the year ended December 31, 2000, two customers accounted for 50% of total revenue. At December 31, 1998, one customer accounted for 60% of accounts receivable, and at December 31, 1999 and 2000, two customers accounted for 56% and 36% of accounts receivable, respectively.

  Product Development

     Costs incurred in product development by Student Advantage are expensed as incurred.

  Property and Equipment

     Fixed assets are recorded at cost. Depreciation is recorded using the straight-line method over estimated useful lives as follows:

                                                         YEARS
                                                         -----
Furniture and fixtures.................................     3
Computer equipment and software........................   2-3
Equipment..............................................     3

     Amortization of capitalized leased assets and leasehold improvements is recorded using the straight-line method over the shorter of the lease term or the useful life. Repair and maintenance costs are expensed as incurred. When fixed assets are retired or otherwise disposed of, the asset cost and accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is reflected in income.

  Capitalized Computer Software Costs

     The Company records expenditures for computer software in accordance with the provision of Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use." The Company reports computer software cost in MIS and product development. The Company had capitalized $736,000 and $454,000 in 1999 and 2000, respectively. Amortization of software cost is provided on a straight-line basis over two or three years.

  Web Site Development Costs

     The Company records expenditures for web site development in accordance with the provision of the Emerging Issues Task Force Issue No. 00-2, "Accounting for Web Site Development Costs." The Company reports web site development costs in product development. The Company had capitalized $233,000 and $799,000 in 1999 and 2000, respectively. Amortization of web site development cost is provided on a straight-line basis over two or three years.

                            STUDENT ADVANTAGE, INC.

  Intangible and Other Assets

     Intangible assets include the excess of the purchase price over identifiable net assets acquired in acquisitions. Such assets include goodwill, completed technology, workforce, customer lists and non-compete agreements, web sites and other intangible assets, which are being amortized on a straight-line basis over their estimated economic lives ranging from two to five years. Accumulated amortization was $1.8 million and $5.3 million at December 31, 1999 and 2000, respectively. The Company periodically evaluates its intangible assets for potential impairment. In 2000, the Company amortized to expense the remaining balance of goodwill related to the purchase of substantially all the assets of Mentor Interactive due to a change in estimated economic life.

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

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB No. 25 ("FIN 44"). FIN 44 clarifies the application of APB 25 and, among other issues clarifies the following: the definition of an employee for purposes of applying APB 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of the previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred at earlier dates. The application of FIN 44 has not had a material impact on the Company's financial position or results of operations.

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

  Advertising Expense

     Student Advantage recognizes advertising expense as incurred. Advertising expense was approximately $824,000, $1.2 million and $1.0 million for the years ended December 31, 1998, 1999 and 2000, respectively.

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

                            STUDENT ADVANTAGE, INC.

  Cash Flow Information

     During 1998, the Company issued 65,858 shares of Preferred Stock and 709,768 shares of Common Stock in connection with a contingent payment relating to a 1997 acquisition of a company.

     During 1998, the Company issued 48,022 shares of Preferred Stock and 517,538 shares of Common Stock in exchange for a note receivable of $165,000.

     During 1999, the Company issued 643,138 shares of Common Stock and a warrant to purchase 24,000 shares of Common Stock, in connection with the acquisitions of companies.

Assets acquired and liabilities assumed in connection with
  these acquisitions were as follows (in thousands):
  Fair value of tangible and intangible assets and goodwill
     acquired...............................................  $8,626
  Common stock, common stock options and warrants issued....  (6,189)
  Cash paid.................................................  (1,462)
                                                              ------
  Liabilities assumed.......................................  $  975
                                                              ======

     During 1999, the Company issued 8,658 shares of Common Stock in exchange for services received.

     During 1999, the Company issued 237,000 shares of Common Stock in exchange for notes receivable of $79,000.

     During 1999 the Company issued a warrant to purchase 550,000 shares of Common Stock to Lycos, Inc. in connection with a marketing agreement (Note 7).

     During 2000, the Company issued 1,650,240 shares of Common Stock in connection with the acquisitions of companies.

Assets acquired and liabilities assumed in connection with
  these acquisitions were as follows (in thousands):
  Fair value of tangible and intangible assets and goodwill
     acquired...............................................  $21,292
  Common stock, common stock options and warrants issued....   (6,536)
  Cash paid.................................................  (11,004)
                                                              -------
  Liabilities assumed.......................................  $ 3,752
                                                              =======

  Net Loss Per Share and Unaudited Pro Forma Net Loss Per Share

     Net loss per share is computed under SFAS No. 128, "Earnings Per Share." Basic net loss per share is computed using the weighted average number of shares. Diluted loss per share does not differ from basic loss per share since potential common shares from conversion of preferred stock (in 1997 and 1998) and exercise of stock options and warrants are anti-dilutive for all periods presented. Pro forma basic and diluted net loss per share have been calculated assuming the conversion of all outstanding shares of Series A preferred stock into common shares, as if the shares had converted immediately upon their issuance (see note 12).

  Reclassification

     The financial statements for the years ended December 31, 1998, 1999 and 2000, reflect a change in the classification of revenue categories and the associated cost of sales. The classifications have been changed from "Subscription" and "Other" to "Student Services" and "Corporate and University Solutions." In addition, the financial statements for the years ended December 31, 2000 and 1999 reflect a change in the

                            STUDENT ADVANTAGE, INC.

presentation of stock based compensation charges. The charges have been included in each of the operating expense line items rather than as a separate line item. Certain prior year amounts have been reclassified to conform to current year presentation.

  Recently Issued Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS No. 133"). The new standard establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. On July 7, 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133
- -- an amendment to FASB Statement No. 133." SFAS 133, as amended, by SFAS 137, is effective for Student Advantage's fiscal year ending December 31, 2001. On June 19, 2000, certain provisions of SFAS 133 were amended by SFAS 138, "Accounting for Certain Derivative Instruments -- an amendment to FASB Statement No. 133." The adoption of SFAS No. 133 will not have a material effect on our financial position or results of operations.

     In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements." This bulletin summarizes certain views of the staff on applying generally accepted accounting principles to revenue recognition in financial statements. The staff believes that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller's price to the buyer is fixed or determinable; and collectibility is reasonably assured. We were required to adopt SAB 101 in the fourth quarter of 2000. The application of this bulletin did not have a material impact on our financial positions or results of operation in fiscal 2000 as our existing revenue recognition policies were consistent with SAB 101.

     In October 2000, the Emerging Issues Task Force (EITF) issued No. 00-14, "Accounting for Certain Sales Incentives." This Issue addresses the recognition, measurement, and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction. The EITF also issued No. 99-19, "Reporting Gross as a Principal versus Net as an Agent." The issue addresses whether a company should report revenue based on (a) the gross amount billed to a customer because it has earned revenue from the sale of the goods or services or (b) the net amount retained (that is, the amount billed to the customer less the amount paid to a supplier) because it has earned a commission or fee. Both were effective in connection with the implementation of Staff Accounting Bulletin 101. The application of this bulletin did not have a material impact on our financial positions or results of operation in 2000.

     In October 2000, the EITF issued 00-16, "Recognition and Measurement of Employer Payroll Taxes on Employee Stock-Based Compensation". The issue addresses when a liability for employee payroll taxes on employee stock compensation should be recognized, which is on the date of the event triggering the measurement and payment of the tax to the taxing authority (for a nonqualified option in the United States, generally the exercise date). The application of this issue did not have a material impact on our financial position or results.

     In February 2001, the EITF issued 00-19, "Determination of Whether Share Settlement Is within the Control of the Issuer for Purposes of Applying Issue No. 96-13". The issue addresses the accounting for contracts that are indexed to, and potentially settled in, a company's own stock. The issue was effective for all new contracts and contract modifications entered into after September 20, 2000. For contracts that exist on September 20, 2000, the issue should be applied on June 30, 2001, to those contracts that remain outstanding at that date. The application of this issue did not have a material impact on our financial position or results.

                            STUDENT ADVANTAGE, INC.

3.  ACQUISITIONS

     For acquisitions accounted for under the purchase method, the purchase price of each transaction has been allocated to the assets acquired and liabilities assumed based on the fair value of such assets and liabilities at the respective acquisition dates.

     Student Advantage entered into an agreement effective January 1, 1998 for the purchase of Collegiate Advantage, Inc. ("Collegiate Advantage"), a provider of marketing and promotional services to the college community. The cost of the acquisition consisted of $601,000 in cash (including transaction costs) and the assumption of liabilities of $275,000. During 1998, the Company paid additional contingent consideration of $50,000. During 1999, the Company agreed to make additional payments totaling $715,000 in three installments ending on January 31, 2001. As of December 31, 2000, $100,000 remained outstanding. These additional payments have been recorded as an additional cost of the assets acquired. This acquisition was accounted for under the purchase method of accounting; accordingly, the operating results of Collegiate Advantage have been included in Student Advantage's financial statements since January 1, 1998. Goodwill and other intangible assets in the aggregate of $1.4 million were recorded with the acquisition and are being amortized over five years.

     On April 1, 1999, Student Advantage completed its acquisitions of The Travel Holding Group, LLC ("The Travel Holding Group"), and The Campus Agency, LLC ("The Campus Agency), in exchange for a promissory note in the amount of $330,000 that has been paid in full. The Campus Agency provides media planning and strategy consulting services to the U.S. student travel market. The Travel Holding Group is a reseller of Eurail passes. The acquisitions have been accounted for under the purchase method of accounting; accordingly, the results of operations of each company have been included in Student Advantage's results beginning on the acquisition date. Goodwill and other intangible assets in the aggregate amount of $307,000 were recorded in connection with these acquisitions and are being amortized over three years.

     On May 27, 1999, Student Advantage acquired substantially all of the assets of Mentor Interactive Corp., a provider of internet-based research tools and related materials, in exchange for 18,056 shares of common stock and a warrant to purchase 24,000 shares of common stock at a purchase price of $11.08 per share with an aggregate estimated fair value of approximately $300,000. This acquisition has been accounted for under the purchase method of accounting; accordingly, the results of Mentor Interactive Corp. have been included in Student Advantage's results beginning on the acquisition date. Goodwill and other intangible assets in the aggregate of $312,000 were recorded with the acquisition. Due to a change in estimated economic life, the remaining balance of approximately $226,000 was fully amortized in 2000.

     On June 11, 1999, Student Advantage acquired Transaction Service Providers, Inc. ("Transaction Service Providers"), a provider of debit card services to college students and local merchants. This acquisition has been accounted for using the pooling of interests method; because the historical results of operations and financial position of Transaction Service Providers were immaterial to Student Advantage, prior period financial statements have not been restated. Accordingly, Transaction Service Providers' results of operations have been included in Student Advantage's results as of April 1, 1999. In connection with the acquisition, Student Advantage issued 195,000 shares of common stock to the stockholders of Transaction Service Providers.

     On June 18, 1999, Student Advantage acquired all of the outstanding stock of University Netcasting, Inc. ("UNI") in exchange for 2,425,610 shares of Student Advantage common stock and the conversion of all UNI outstanding common stock options for options to purchase 66,634 shares of Student Advantage common stock. UNI is a leading operator of official athletic web sites for colleges, universities and college sports associations. Through its FANSonly Network, UNI provides sports fans with comprehensive online information and analysis on college sports. This acquisition was accounted for using the pooling of interests method;

                            STUDENT ADVANTAGE, INC.

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

     The following is a reconciliation of revenues and net loss previously reported by Student Advantage for the year ended December 31, 1998, with the combined amounts currently presented in the consolidated financial statements for those periods (in thousands):

                                               12/31/98
                                                STUDENT     3/31/99    12/31/98
                                               ADVANTAGE      UNI      COMBINED
                                               ---------    -------    --------
Revenues.....................................   $17,443     $ 1,917    $ 19,360
Net loss.....................................   $(5,115)    $(5,421)   $(10,536)

     On October 7, 1999, Student Advantage acquired Voice FX Corporation ("Voice FX"), a leading provider of internet and interactive voice response services to college and university registrars. In connection with the acquisition, Student Advantage paid approximately $1.1 million in cash, issued 430,082 shares of Student Advantage common stock, valued at approximately $5.0 million, and agreed to assume all outstanding options to purchase Voice FX common stock through issuing 59,687 options to purchase common stock valued at approximately $700,000. Student Advantage also incurred approximately $150,000 in professional and other fees associated with this acquisition. The acquisition has been accounted for under the purchase method of accounting; accordingly, Voice FX's results of operations have been included in Student Advantage's results of operations beginning on the acquisition date. Goodwill and other intangible assets in the aggregate amount of $6.4 million have been recorded in connection with the acquisition and are being amortized on a straight-line basis over expected useful lives of between three and five years.

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

                            STUDENT ADVANTAGE, INC.

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

                                                          YEAR ENDED DECEMBER 31,
                                                         --------------------------
                                                            1998           1999
                                                         -----------    -----------
                                                         (UNAUDITED, IN THOUSANDS,
                                                           EXCEPT PER SHARE DATA)
Net revenue............................................   $ 21,395       $ 31,571
Net loss...............................................   $(13,328)      $(21,781)
Net loss per common share:
  Basic and diluted....................................   $  (0.73)      $  (0.79)

     On May 17, 2000, Student Advantage acquired College411.com, Inc. ("College411"), a provider of web-based college and university student-focused content. In connection with the acquisition, Student Advantage issued 193,837 shares of common stock, assumed all of College411's outstanding common stock options, which were converted into options to purchase a total of 36,162 shares of the Company's common stock, and forgave a loan of approximately $250,000. The acquisition has been accounted for under the purchase method of accounting and the results of operations have been included in Student Advantage's results of operations beginning on the acquisition date. Goodwill and other intangible assets in the aggregate amount of $1.5 million have been recorded in connection with the acquisition and are being amortized on a straight-line basis over two years.

     On May 18, 2000, Student Advantage acquired ScholarAid.com, Inc. ("ScholarAid"), a provider of web-based scholarship and educational research tools. In connection with the acquisition, Student Advantage issued 131,638 shares of common stock, assumed all of ScholarAid's outstanding common stock options, which were converted into options to purchase a total of 21,302 shares of the Company's common stock, and forgave a loan of approximately $493,000. The acquisition has been accounted for under the purchase method of accounting and the results of operations have been included in Student Advantage's results of operations beginning on the acquisition date. Goodwill and other intangible assets in the aggregate amount of $1.4 million have been recorded in connection with the acquisition and are being amortized on a straight-line basis over three years

     On July 28, 2000, Student Advantage acquired from CollegeClub.com, Inc. ("CollegeClub"), certain assets of its eStudentLoan, LLC subsidiary relating to its student loan search engine business, in exchange for approximately $910,000 in cash. The acquisition has been accounted for under the purchase method of accounting and the results of operations of the acquired business have been included in Student Advantage's results beginning on the acquisition date. An intangible asset in the approximate amount of $1.1 million has been recorded in connection with this acquisition and is being amortized on a straight-line basis over three years.

     On October 31, 2000, Student Advantage acquired substantially all of the assets of CollegeClub, an integrated communications and media internet company for college students, and certain of its subsidiaries that had filed for protection under Chapter 11 of the federal Bankruptcy Code, in exchange for approximately $8.3 million in cash, 1,324,761 shares of Student Advantage common stock and the assumption of certain liabilities. Up to an additional $5 million in cash will be paid to CollegeClub if certain web site revenue performance goals described in the acquisition agreement are met during 2001. If the collegeclub.com web site generates revenues equal to or in excess of $20 million, additional amounts will become due ranging from a minimum payment of $1.5 million to a maximum payment of $5 million dollars for revenues equal to or in

                            STUDENT ADVANTAGE, INC.

excess of $25 million. If the performance goals are met, any additional payments due thereunder will be recorded as an additional cost of the assets acquired and will be amortized over the original amortization period. The sale was approved by the federal Bankruptcy Court in Southern California. The acquisition has been accounted for under the purchase method of accounting and the results of the acquired business have been included in Student Advantage's results beginning on the acquisition date. An intangible asset, related to a contract with a customer that was acquired through the acquisition, in the approximate amount of $4.6 million has been recorded in connection with this acquisition and is being amortized on a straight-line basis over thirty months.

     The acquired assets and assumed liabilities associated with the purchase of CollegeClub have been allocated as follows (in thousands):

Working capital, net.......................................  $ 2,359
Long-term obligation under capital leases..................   (2,045)
Fixed assets...............................................    8,769
Contracts..................................................    4,649
                                                             -------
          Total purchase price.............................  $13,732
                                                             =======

     The following unaudited pro forma data summarizes the results of operations for the years ended December 31, 1999 and 2000 as if the acquisition of CollegeClub had been completed on the first day of each respective period. The pro forma data gives effect to actual operating results prior to the acquisition and adjustments to reflect amortization of goodwill and other intangible assets. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred on January 1, 1999 and 2000, respectively or that may be obtained in the future.

                                                          YEAR ENDED DECEMBER 31,
                                                         --------------------------
                                                            1999           2000
                                                         -----------    -----------
                                                         (UNAUDITED, IN THOUSANDS,
                                                           EXCEPT PER SHARE DATA)
Net revenue............................................   $ 30,557       $ 54,239
Net loss...............................................   $(46,062)      $(71,064)
Net loss per common share:
  Basic and diluted....................................   $  (1.60)      $  (1.89)

4.  PROPERTY AND EQUIPMENT

     Property and equipment consist of the following (in thousands):

                                                              DECEMBER 31,
                                                            -----------------
                                                             1999      2000
                                                            ------    -------
Furniture and fixtures....................................  $  246    $   396
Computer equipment and software...........................   5,607     17,366
Equipment.................................................     298        465
Leasehold improvements....................................     699        853
                                                            ------    -------
                                                             6,850     19,080
Less: Accumulated depreciation and amortization...........   2,812      5,737
                                                            ------    -------
                                                            $4,038    $13,343
                                                            ======    =======

                            STUDENT ADVANTAGE, INC.

     Depreciation and amortization expense with respect to property and equipment and capital leases for the years ended December 31, 1998, 1999 and 2000 was $351,000, $866,000 and $2.9 million, respectively.

5.  BORROWINGS

     During 1998, the Company entered into a $1.25 million line of credit agreement with a bank expiring in April of 1999. The agreement was subject to certain financial covenants as defined in the agreement, and the assets of the Company collateralized the related obligation. Borrowings under the agreement bore interest at the bank's rate, which at December 31, 1998 was 9.25%. During 1998, the Company borrowed $1.25 million under the agreement. There were no borrowings outstanding at December 31, 1998.

     In April 1999, this line of credit agreement was replaced with and superseded by a new line of credit agreement that provided for borrowings of up to $2.75 million, including a $250,000 equipment line of credit. The terms of this line of credit agreement required the maintenance of certain minimum financial ratios and conditions and included other covenants similar to those in the initial agreement. A termination of the Company's agreements with AT&T gave the bank the right to terminate the credit agreement. All borrowings under this line of credit agreement bore interest at a rate of LIBOR plus 2% or at the bank's rate (8.0% at December 31, 1999). There were no borrowings outstanding at December 31, 1999. Student Advantage's $2.75 million bank line of credit and equipment lease credit facility expired according to its term on August 31, 2000.

6.  PREFERRED STOCK

  Undesignated Preferred Stock

     On April 5, 1999, Student Advantage's Board of Directors approved, which the stockholders approved in May 1999, 5,000,000 shares of undesignated preferred stock. Issuances of the undesignated preferred stock may be made at the discretion of the Board of Directors (without stockholder approval), in one or more series and with such designations, rights and preferences as determined by the Board. As a result, the undesignated preferred stock may have dividend, liquidation, conversion, redemption, voting or other rights which may be more expansive than the rights of holders of common stock. At December 31, 1999 and 2000 there were no shares of undesignated preferred stock issued and outstanding.

7.  STOCKHOLDERS' EQUITY

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

  Private Placement

     On October 27, 2000, the Company issued 800,000 shares of common stock to At Home Corporation ("Excite@Home"), a provider of broadband services, and 1,200,000 shares of common stock to John Hancock Small Cap Value Fund, for an aggregate purchase price of $10 million. The Company also issued to these investors warrants to purchase a total of 1,000,000 shares of common stock, half of which were issued with an exercise price of $5 per share and half of which were issued with an exercise price of $6 per share. In connection with the transaction, the Company entered into an alliance agreement with Excite@Home to

                            STUDENT ADVANTAGE, INC.

jointly market Excite@Home's broadband service and Student Advantage Network content to student and university customers.

  Warrants

     In July 1999, Student Advantage entered into a marketing agreement with Lycos, Inc. In connection with the transaction, Lycos was granted a warrant (the "Lycos warrant") to purchase 550,000 shares of Student Advantage common stock at a purchase price of $10.875 per share. The Lycos warrant terminates on July 21, 2002 and is exercisable on or after July 21, 2000. The Company valued the Lycos warrant, using the Black-Scholes method, at $2.2 million, which is included in other assets and is being recognized as a sales and marketing expense on a straight-line basis over the thirty-month term of the marketing agreement. During 1999 and 2000 respectively, $444,000 and $888,000 of the warrants value was recognized as sales and marketing expense.

     In May 1999, Student Advantage issued a warrant for the purchase of 24,000 shares of common stock at a purchase price of $11.08 per share in connection with its acquisition of Mentor Interactive Corp. (see Note 3). This warrant was exercisable upon issue and expired unexercised on May 27, 2000.

     In October 2000, Student Advantage issued a warrant for the purchase of 200,000 shares of common stock with an exercise price of $5.00, and an additional warrant for the purchase of 200,000 shares of common stock with an exercise price of and $6.00 to Excite@Home in connection with the private placement. These warrants are exercisable upon issuance and expire on October 26, 2002 and October 26, 2003, respectively. The Company valued the warrants, using the Black-Scholes method, at $846,000.

     In October 2000, Student Advantage issued a warrant for the purchase of 300,000 shares of common stock with an exercise price of $5.00, and an additional warrant for the purchase of 300,000 shares of common stock with an exercise price of and $6.00 to John Hancock Small Cap Value Fund in connection with the private placement. These warrants are exercisable upon issuance and expire on October 26, 2002 and October 26, 2003, respectively. The Company valued the warrants, using the Black-Scholes method, at $1.3 million.

     As of December 31, 2000, the Company has reserved 1,550,000 shares of its common stock for the exercise of these warrants.

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

                            STUDENT ADVANTAGE, INC.

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

     On April 5, 1999, the Board approved an amendment to the 1998 Stock Plan, which the stockholders approved in May 1999, providing for the issuance of up to an aggregate 7,500,000 shares of Student Advantage common stock to eligible employees, officers, the Board of Directors with terms to be defined therein.

     On May 19, 2000, the Board approved an amendment to the 1998 Stock Plan, which the stockholders approved in May 2000, providing for an increase in the number of shares of common stock issuable under the plan from 7,500,000 to 9,500,000 shares.

     During 1998, Student Advantage granted stock options to purchase 2,313,000 shares of its common stock with an exercise price of $0.33 per share. During 1999, Student Advantage granted stock options to purchase 47,550 shares of its common stock with an exercise price of $1.87 per share. During 1998 and 1999, Student Advantage recorded deferred compensation of $4.2 million and $228,000, respectively, representing the differences between the estimated fair market value of the common stock on the date of grant and the exercise price. During 1998, 1999 and 2000 Student Advantage recorded compensation expense relating to these options totaling $808,000, $1.1 million and $771,000, respectively. Compensation relating to options which vested immediately upon grant was expensed in full at the date of grant, while compensation related to options which vest over time was recorded as a component of stockholders' equity (deficit) and is being amortized over the vesting periods of the related options. In 1999 and 2000, as a result of employee terminations deferred compensation related to certain of these options was reduced by approximately $259,000 and $677,000, respectively. Had compensation cost for the Company's option grants been determined based on the fair value at the date of grant consistent with the method prescribed by SFAS No. 123, Student Advantage's net loss and net loss per share would have increased to the pro forma amounts indicated below:

                                                                 YEAR ENDED DECEMBER 31,
                                                         ---------------------------------------
                                                            1998          1999          2000
                                                         -----------   -----------   -----------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net loss:
  As reported..........................................   $(10,536)     $(19,555)     $(24,946)
  Pro forma............................................    (10,574)      (21,766)      (29,963)
Basic and diluted net loss per share:
  As reported..........................................      (0.59)        (0.71)        (0.68)
  Pro forma............................................      (0.60)        (0.79)        (0.82)

     Because additional option grants are expected to be made subsequent to December 31, 2000, and because most options vest over several years, the pro forma effects of applying the fair value method may be material to the results of operations in future years. The weighted average grant date fair values of options granted during 1998, 1999 and 2000 were $3.35, $6.43 and $1.96, respectively.

     Under SFAS No. 123, the fair value of each employee option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants made during the years ended December 31, 1998, 1999 and 2000: no dividend yield; risk free interest rates of 4.54%, 5.25% and 5.35%, respectively; no volatility in 1998, 97% in 1999 and 100% in 2000; and an expected option term of 4, 6 and 6 years, respectively.

                            STUDENT ADVANTAGE, INC.

     Stock option activity under the Company's option plans since January 1, 1998 is as follows:

                                                            OUTSTANDING OPTIONS
                                  -----------------------------------------------------------------------
                                          1998                     1999                     2000
                                  ---------------------   ----------------------   ----------------------
                                              WEIGHTED-                WEIGHTED-                WEIGHTED-
                                               AVERAGE                  AVERAGE                  AVERAGE
                                   NUMBER     EXERCISE      NUMBER     EXERCISE      NUMBER     EXERCISE
                                  OF SHARES     PRICE     OF SHARES      PRICE     OF SHARES      PRICE
                                  ---------   ---------   ----------   ---------   ----------   ---------
Outstanding -- beginning of
  year..........................     39,842     $2.50      2,375,073    $ 0.41      3,883,445     $7.07
  Granted, at fair value........     37,206      4.27      2,842,299    $10.05      4,974,703     $4.75
  Granted, at below fair
     value......................  2,313,000      0.33         47,550    $ 1.87             --     $  --
  Exercised.....................     (1,124)     5.70     (1,053,005)   $ 0.44       (457,281)    $0.44
  Canceled......................    (13,851)     3.94       (328,472)   $ 4.99     (1,910,037)    $7.27
                                  ---------               ----------               ----------
Outstanding at December 31,.....  2,375,073     $0.41      3,883,445    $ 7.09      6,490,830     $5.75
                                  =========               ==========               ==========
Exercisable at December 31,.....    485,951     $0.49        495,443    $ 4.11        678,294     $7.48
                                  =========               ==========               ==========

     As of December 31, 2000, 1,659,262 shares were available for grant under the 1998 Stock Plan.

     The following table summarizes information about stock options outstanding at December 31, 2000:

                          OPTIONS OUTSTANDING                                       OPTIONS EXERCISABLE
- -----------------------------------------------------------------------    -------------------------------------
                          NUMBER                                               NUMBER OF
                       OUTSTANDING       WEIGHTED                               SHARES
                          AS OF          AVERAGE                           EXERCISABLE AS OF
                       DECEMBER 31,     REMAINING      WEIGHTED AVERAGE      DECEMBER 31,       WEIGHTED AVERAGE
                           2000        LIFE (YEARS)     EXERCISE PRICE           2000            EXERCISE PRICE
                       ------------    ------------    ----------------    -----------------    ----------------
$0.33 -$0.33              465,824          7.94             $ 0.33               87,470              $ 0.33
$0.54 -$3.06              809,687          9.73             $ 2.96               37,856              $ 1.10
$3.12 -$3.56              136,547          9.43             $ 3.50                  714              $ 3.38
$3.69 -$3.75            1,308,000          3.41             $ 3.75               20,000              $ 3.75
$3.81 -$5.00              392,469          9.01             $ 4.56               92,032              $ 4.86
$5.25 -$5.63            1,215,368          3.79             $ 5.62                    0              $ 0.00
$5.70 -$8.01              962,558          8.72             $ 7.50              143,134              $ 7.64
$8.06 -$12.25             954,619          8.33             $10.59              232,583              $10.70
$12.38-$22.25             245,758          8.81             $13.96               64,505              $13.89
                        ---------                                               -------
                        6,490,830          6.79             $ 5.75              678,294              $ 7.48
                        =========                                               =======

  1999 Employee Stock Purchase Plan

     On April 5, 1999, the Board of Directors authorized, which the stockholders approved in May 1999, the 1999 Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan provides for the issuance of up to 450,000 shares of Student Advantage's common stock to eligible employees. Under the Purchase Plan, Student Advantage is authorized to make one or more offerings during which employees may purchase shares of common stock through payroll deductions made over the term of the offering. The per-share purchase price at the end of each offering is equal to 85% of the closing price of the common stock at the beginning or end of the offering period (as defined by the Purchase Plan), whichever is lower. During 1999, 36,258 shares of the Company's common stock were purchased under the Purchase Plan at $6.80 per share. During 2000, 63,964

                            STUDENT ADVANTAGE, INC.

shares of the Company's common stock were purchased under the Purchase Plan at $2.60 per share and 81,674 shares of the Company's common stock were purchased under the Purchase Plan at $3.03 per share.

9.  INCOME TAXES

     Deferred tax assets are comprised of the following (in thousands):

                                                              DECEMBER 31,
                                                         -----------------------
                                                             1999         2000
                                                         ------------   --------
Deferred tax assets:
     Deferred revenue..................................    $  3,366     $  1,060
     Net operating loss carryforwards..................       8,041       20,936
     Non current assets................................         732          497
     Accruals..........................................         683        2,666
     Other.............................................         100          148
                                                           --------     --------
          Total deferred tax assets....................      12,922       25,307
Deferred tax liability -- intangible assets............        (628)          --
                                                           --------     --------
          Net deferred tax asset.......................      12,294       25,307
Deferred tax asset valuation allowance.................     (12,294)     (25,307)
                                                           --------     --------
                                                           $     --     $     --
                                                           ========     ========

     The Company has provided a full valuation allowance for the deferred tax assets since it is uncertain that these future benefits will be realized. If the Company achieves future profitability, a significant portion of these deferred tax assets could be available to offset future income taxes.

     As of December 31, 1999 and 2000, the Company has a net operating loss carryforward for federal and state purposes of approximately $19.9 million which expire at various dates through 2019, and $54.9 million which expire at various dates through 2020, respectively.

     Under the Internal Revenue Code, certain substantial changes in the Company's ownership could result in an annual limitation on the amount of net operating loss and tax credit carryforwards which can be utilized in future years.

10.  EMPLOYEE SAVINGS PLAN

     During 1998, Student Advantage adopted an employee retirement savings plan under Section 401(k) of the Internal Revenue Code which covers substantially all employees. Under the terms of the 401(k) Plan, employees may contribute a percentage of their salary, up to a maximum of 20%. Student Advantage contributed $61,000, $133,000 and $191,000 to the 401(k) Plan on behalf of its employees during 1998, 1999 and 2000, respectively.

11.  RELATED PARTY TRANSACTION

     On November 12, 1999, Student Advantage made an equity investment in edu.com, Inc. ("edu.com"), a privately held e-commerce company. Student Advantage paid approximately $4.3 million in cash for approximately 922,000 shares of Series B preferred stock of edu.com. On January 14, 2000, the Company made an additional investment of approximately $1.0 million in cash for approximately 217,000 shares of Series B preferred stock of edu.com. Effective with the initial investment, Student Advantage entered into a two-year marketing and distribution agreement with edu.com, expiring on November 11, 2001. The agreement provides, among other things, that edu.com will become Student Advantage's exclusive technology e-commerce partner and rewards program provider, that the parties will pursue certain promotional initiatives on

                            STUDENT ADVANTAGE, INC.

each other's behalf, and that edu.com will make certain payments to Student Advantage, including $2.0 million payable over the term of the agreement. The company recorded revenue of $111,000 and $900,000 related to this agreement during the years ended December 31, 1999 and 2000, respectively. At December 31, 2000, $1.0 million remained payable under the agreement. Student Advantage accepted a secured promissory note, which is payable on December 31, 2001, from edu.com in satisfaction of this obligation. Subsequent to year end, Student Advantage restructured its agreement with edu.com. The restructured agreement, which expires December 31, 2001, provides that Student Advantage and edu.com will pursue certain promotional initiatives on each other's behalf.

     Effective May 15, 2000, Student Advantage entered into an Affiliate and E-Commerce Agreement with Princeton Review Publishing LLC and The Princeton Review Management, LLC ("TPR"). Princeton Review Publishing, LLC is a stockholder of Student Advantage and one of its officers and equity holders is a member of the Company's Board of Directors. Under the agreement, TPR will pay the Company a fee to participate in the Student Advantage network by placing the Student Advantage logo and content on The Princeton Review's review.com web site. In addition, under the agreement, TPR will provide discounts as part of the Student Advantage Membership Program and market the discount to high school, college and university students. Additionally, under the agreement the Company will pay TPR a fee in exchange for exclusive advertising sales responsibilities for the review.com web site. The agreement expires on June 15, 2002. The Company recorded revenue of $571,000 and expense of $653,000 related to this agreement during the year ended December 31, 2000. The accounts receivable balance from TPR was $92,000 at December 31, 2000 and the accrued expense balance to TPR was $522,000 at December 31, 2000.

12.  COMPUTATION OF NET LOSS PER SHARE AND PRO FORMA NET LOSS PER SHARE

     The following table reconciles the numerator and denominator of the basic and diluted net loss per share and the pro forma basic and diluted net loss per share (unaudited) computations shown on the consolidated statements of operations.

                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                             --------------------------------------
                                                                1998          1999          2000
                                                             ----------    ----------    ----------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Basic and diluted net loss per share:
Net loss...................................................   $(10,536)     $(19,555)     $(24,946)
                                                              ========      ========      ========
Basic and diluted weighted average common shares
  outstanding..............................................     17,710        27,410        36,549
                                                              ========      ========      ========
Basic and diluted net loss per share:......................   $  (0.59)     $  (0.71)     $  (0.68)
                                                              ========      ========      ========
Pro forma basic and diluted net loss per share (unaudited)
  Net loss.................................................   $(10,536)     $(19,555)     $(24,946)
                                                              ========      ========      ========
Shares attributable to common stock, excluding effects of
  preferred stock conversion...............................     17,710        27,410        36,549
Shares attributable to the assumed conversion of preferred
  stock upon issuance......................................      5,062         3,816            --
                                                              --------      --------      --------
Pro forma basic and diluted weighted average shares
  outstanding (unaudited)..................................     22,772        31,226        36,549
                                                              ========      ========      ========
Pro forma basic and diluted net loss per share
  (unaudited)..............................................   $  (0.46)     $  (0.63)     $  (0.68)
                                                              ========      ========      ========

     All outstanding options and warrants to purchase common stock (totaling 8,040,830) were excluded from the calculation of diluted earnings per share for all periods presented because their inclusion would have been anti-dilutive.

                            STUDENT ADVANTAGE, INC.

13.  COMMITMENTS AND CONTINGENCIES

  Lease Commitments

     Student Advantage leases its operating facility and certain office equipment under noncancelable operating lease agreements. Rent expense under these leases for the years ended December 31, 1998, 1999 and 2000 totaled approximately $914,000, $1.5 million and $1.9 million, respectively.

     As a result of the Company's acquisitions of ScholarAid and CollegeClub, the Company assumed certain capital leases of computer equipment. Initial lease terms range from 3 to 5 years.

     The Company's investment in computer equipment under capital leases was as follows:

                                                              DECEMBER 31,
                                                                  2000
                                                              ------------
Computer equipment..........................................     $3,242
Less: Accumulated depreciation..............................       (199)
                                                                 ------
                                                                 $3,043
                                                                 ======

     Depreciation of property under capital leases was $199,000 for the year ended December 31, 2000.

     Future minimum lease payments under noncancelable operating and capital leases at December 31, 2000 are as follows (in thousands):

             YEAR ENDING DECEMBER 31,                CAPITAL LEASES   OPERATING LEASES
             ------------------------                --------------   ----------------
2001...............................................     $ 1,538           $ 2,509
2002...............................................       1,394             2,472
2003...............................................         649             1,896
2004...............................................          --             1,594
2005...............................................          --             1,350
Thereafter.........................................          --             1,510
                                                        -------           -------
Total minimum lease payments.......................     $ 3,581           $11,331
                                                        =======           =======
Less: Imputed interest (at rates from 2.03% to
  42.83%)                                                  (512)
                                                        -------
Present Value of net minimum lease payments               3,069
                                                        -------
Less: Current Portion                                    (1,208)
                                                        -------
Long-term portion of Obligations                        $ 1,861
                                                        =======

  Legal Proceedings

     Student Advantage is from time to time subject to legal proceedings and claims which arise in the normal course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on Student Advantage's financial position or results of operations.

                            STUDENT ADVANTAGE, INC.

14.  QUARTERLY FINANCIAL DATA

     The following table sets forth unaudited quarterly statement of operations data for each of the four quarters in the years ended December 31, 1999 and 2000. In the opinion of management, the unaudited financial statements have been prepared on a basis consistent with the audited financial statements and include all adjustments, which are only normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations for the unaudited periods. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

                                                                   QUARTER ENDED
                             -----------------------------------------------------------------------------------------
                             MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                               1999        1999       1999        1999       2000        2000       2000        2000
                             ---------   --------   ---------   --------   ---------   --------   ---------   --------
                                                             (UNAUDITED, IN THOUSANDS)
Revenue
  Student services.........   $ 4,076    $ 4,202     $ 5,459    $ 5,985     $ 6,963    $ 7,391     $ 7,070    $ 6,675
  Corporate and university
    solutions..............       831        590       3,164      3,337       4,179      4,172       5,573      5,991
                              -------    -------     -------    -------     -------    -------     -------    -------
         Total revenue.....     4,907      4,792       8,623      9,322      11,142     11,563      12,643     12,666
                              -------    -------     -------    -------     -------    -------     -------    -------
Costs and expenses
  Cost of student services
    revenue................     2,460      1,961       3,562      3,110       2,883      2,724       2,128      2,528
  Cost of corporate and
    university solutions
    revenue................       559        693       1,711      1,578       2,229      2,177       3,225      2,298
  Product development......     1,332      1,633       3,439      3,570       3,823      4,011       4,625      5,918
  Sales and marketing......     2,256      2,976       3,248      3,771       4,786      4,524       4,324      4,246
  General and
    administrative.........     1,927      2,656       1,897      2,396       2,341      2,646       2,438      3,771
  Depreciation and
    amortization...........       305        300         349        868       1,007      1,436       1,504      2,435
         Total costs and
            expenses.......     8,839     10,219      14,206     15,293      17,069     17,518      18,244     21,196
                              -------    -------     -------    -------     -------    -------     -------    -------
Loss from operations.......    (3,932)    (5,427)     (5,583)    (5,971)     (5,927)    (5,955)     (5,601)    (8,530)
                              -------    -------     -------    -------     -------    -------     -------    -------
Realized loss on write-off
  of investment............        --         --          --         --          --         --          --       (367)
Interest income
  (expense), net...........        73         50         637        598         473        396         374        191
                              -------    -------     -------    -------     -------    -------     -------    -------
Net loss...................   $(3,859)   $(5,377)    $(4,946)   $(5,373)    $(5,454)   $(5,559)    $(5,227)   $(8,706)
                              =======    =======     =======    =======     =======    =======     =======    =======
Basic and diluted net loss
  per share................   $ (0.21)   $ (0.26)    $ (0.14)   $ (0.15)    $ (0.15)   $ (0.15)    $ (0.14)   $ (0.23)
                              =======    =======     =======    =======     =======    =======     =======    =======
Shares used in computing
  basic and diluted net
  loss per share...........    18,556     21,027      34,610     35,235      35,590     35,980      36,170     38,446
Pro forma basic and diluted
  net loss per share.......   $ (0.14)   $ (0.19)    $ (0.14)   $ (0.15)    $ (0.15)   $ (0.15)    $ (0.14)   $ (0.23)
                              =======    =======     =======    =======     =======    =======     =======    =======
Shares used in computing
  pro forma basic and
  diluted net loss per
  share....................    26,797     28,169      34,610     35,235      35,590     35,980      36,170     38,446
                              =======    =======     =======    =======     =======    =======     =======    =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding directors and compliance with Section 16(a) of the Securities and Exchange Act of 1934, as amended, required by Item 10 is incorporated by reference from Student Advantage's definitive proxy statement for its Annual Meeting of Stockholders for the year ended December 31, 2000 (the "2000 Proxy Statement"). The information regarding executive officers of the Company is included in Part I of this Annual Report on Form 10-K under the section captioned "Executive Officers of the Registrant".

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated by reference from the 2000 Proxy Statement. The information specified in Item 402(k) and (1) of Regulation S-K and set forth in the 2000 Proxy Statement is not incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by Item 12 is incorporated by reference from the 2000 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by Item 13 is incorporated herein by reference from the 2000 Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) LIST OF FINANCIAL STATEMENTS

     The following are the consolidated financial statements of Student Advantage, Inc. and its subsidiaries appearing elsewhere herein:

     Report of Independent Accountants

     Consolidated Balance Sheets as of December 31, 1999 and 2000

     Consolidated Statement of Operations for the years ended December 31, 1998, 1999 and 2000

     Consolidated Statement of Changes in Redeemable Convertible Preferred

     Stock and Stockholders' Equity for the years ended December 31, 1998, 1999 and 2000

     Consolidated Statement of Cash Flows for the years ended December 31, 1998, 1999 and 2000

(a)(2) LIST OF SCHEDULES

     All schedules to the consolidated financial statements are omitted because they are not applicable, not required, or the information required is included in the financial statements or notes thereto.

(a)(3) EXHIBITS

     The Exhibits that are filed with this report or that are incorporated by reference herein are set forth in the Exhibit Index hereto.

(b) REPORTS ON FORM 8-K

     The Company filed a Current Report on Form 8-K dated October 31, 2000 with the Securities and Exchange Commission on November 15, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 2, 2001.

                                          STUDENT ADVANTAGE, INC.

                                          By:   /s/ RAYMOND V. SOZZI, JR.
                                            ------------------------------------
                                                   Raymond V. Sozzi, Jr.
                                            Chairman of the Board of Directors,
                                               President and Chief Executive
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated and on the dates indicated.

                   SIGNATURE                                     TITLE                       DATE
                   ---------                                     -----                       ----

           /s/ RAYMOND V. SOZZI, JR.              Chairman of the Board of Directors,   April 2, 2001
- ------------------------------------------------  President and Chief Executive
             Raymond V. Sozzi, Jr.                Officer (Principal Executive
                                                  Officer)

             /s/ KENNETH S. GOLDMAN               Executive Vice President, Chief       April 2, 2001
- ------------------------------------------------  Financial Officer and Treasurer
               Kenneth S. Goldman                 (Principal Financial and Accounting
                                                  Officer)

              /s/ JOHN M. CONNOLLY                Director                              April 2, 2001
- ------------------------------------------------
                John M. Connolly

             /s/ WILLIAM S. KAISER                Director                              April 2, 2001
- ------------------------------------------------
               William S. Kaiser

              /s/ JOHN S. KATZMAN                 Director                              April 2, 2001
- ------------------------------------------------
                John S. Katzman

             /s/ MARC J. TURTLETAUB               Director                              April 2, 2001
- ------------------------------------------------
               Marc J. Turtletaub

              /s/ CHARLES E. YOUNG                Director                              April 2, 2001
- ------------------------------------------------
                Charles E. Young

                                 EXHIBIT INDEX

EXHIBIT
  NO.                                DESCRIPTION
- -------                              -----------

    3.1(4)   Amended and Restated Certificate of Incorporation of the
             Registrant.

    3.2(4)   Amended and Restated By-Laws of the Registrant, as amended.

   10.1(1) 1998 Stock Incentive Plan, including form of stock option agreement for incentive stock option.*

   10.2(1)   1999 Employee Stock Purchase Plan.*

   10.3(1) Form of Indemnification Agreement between the Registrant and each of its directors and officers.*

   10.4(1) Investor Rights Agreement, dated as of October 20, 1998, among the Registrant and certain stockholders.*

   10.5(1)   Employment Agreement, dated March 25, 1996, between the
             Registrant and Raymond V. Sozzi, Jr., as amended by First
             Amendment to Employment Agreement, dated as of October 20,
             1998.*

   10.6(1)+  Agreement, effective as of February 1, 1997, between AT&T
             Communications, Inc. and the Registrant.

   10.7(1)+  Marketing Agreement, effective February 1, 1998, between
             AT&T Corp. and the Registrant.

   10.8(1)   Notice of AT&T's Election to Extend Agreements, dated July
             14, 1998.

   10.9(1)+  Letter Agreement, dated May 20, 1999, between AT&T
             Communications, Inc. and the Registrant.

   10.10(1)  Leases for premises at 280 Summer Street, Boston,
             Massachusetts.

   10.11(3) Sublease, dated as of May 20, 1999, between the Registrant and Morrison, Mahoney & Miller, LLP.

   10.12(1)  Investment Agreement, dated March 25, 1996, between the
             Registrant and Princeton Review Publishing, L.L.C.

   10.13(1)  Letter Agreement, dated September 8, 1997, between the
             Registrant and Princeton Review Publishing.

   10.14(1)  Letter Agreement, dated October 20, 1998, between the
             Registrant and Princeton Review Publishing, L.L.C.

   10.15(1)  Mailing and Fulfillment Services Agreement, dated August 8,
             1996, between the Registrant and Aero Fulfillment Services.

   10.16(1) Letter Agreement, dated May 3, 1999, between the Registrant and Ronald J. Kos.*

   10.17(7)  Letter Agreement, dated April 14, 2000, between the
             Registrant and Ronald J. Kos.*

   10.18(2)  Common Stock Purchase Warrant, dated July 21, 1999 issued to
             Lycos, Inc.

   10.19(5)+ First Amendment to Marketing Agreement between AT&T Corp and the Registrant, effective as of April 21, 2000.

   10.20(6)+ Marketing and Membership Agreement between AT&T Corp. and the Registrant, effective June 8, 2000.

   10.21(7) Registration Rights Agreement, dated as of October 27, 2000, between the Registrant and At Home Corporation.

   10.22(7)  Common Stock Purchase Warrant, Number 6, dated October 27,
             2000, issued to At Home Corporation.

   10.23(7)  Common Stock Purchase Warrant, Number 7, dated October 27,
             2000, issued to At Home Corporation.

EXHIBIT
  NO.                                DESCRIPTION
- -------                              -----------
    10.24(7) Registration Rights Agreement, dated as of October 27, 2000, between the Registrant and Hare & Co. f/b/o John Hancock
             Small Cap Value Fund.

    10.25(7) Common Stock Purchase Warrant, Number 8, dated October 27,
             2000, issued to Hare & Co. f/b/o John Hancock Small Cap
             Value Fund.

    10.26(7) Common Stock Purchase Warrant, Number 9, dated October 27,
             2000, issued to Hare & Co. f/b/o John Hancock Small Cap
             Value Fund.

    21       Subsidiaries of the Registrant.

    23.1     Consent of PricewaterhouseCoopers LLP.

- ---------------
(1) Incorporated herein by reference from the Registrant's Registration Statement on Form S-1 (File No. 333-75807).

(2) Incorporated herein by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(3) Incorporated herein by reference from the Registrant's Registration Statement on Form S-1 (File No. 333-92367).

(4) Incorporated herein by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

(5) Incorporated herein by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(6) Incorporated herein by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(7) Incorporated herein by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

 + Confidential treatment previously granted by the Securities and Exchange Commission as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

 * Management contract or compensatory plan or arrangement filed as an Exhibit to this form pursuant to Items 14(a) and 14(c) of Form 10-K.