Form 10-Q
period 2001-03-31
STUDENT ADVANTAGE INC
filed 2001-05-15
CIK 1073508

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _______ to ___________

                          Commission File No. 0-26173

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 44,764,915 shares of common stock as of May 11, 2001.

                                 ---------------

                             STUDENT ADVANTAGE, INC.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000

                                 ---------------

                                      INDEX


                                                                                                                             PAGE(S)
                                                                                                                             -------
  PART I.           FINANCIAL INFORMATION

  ITEM 1.           FINANCIAL STATEMENTS

                    Consolidated Balance Sheets at March 31, 2001 (Unaudited) and December 31, 2000                              3

                    Consolidated Statement of Operations for the three months ended March 31, 2001 and 2000 (Unaudited)          4

                    Consolidated Statement of Cash Flows for the three months ended March 31, 2001 and 2000 (Unaudited)          5

                    Notes to Consolidated Financial Statements (Unaudited)                                                       6

  ITEM 2.           MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                          11

                    Factors That May Affect Results of Operations and Financial Condition                                        15

  ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK                                                    24

  PART II.          OTHER INFORMATION                                                                                            24

  ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K                                                                             24

  SIGNATURES                                                                                                                     25

PART 1.   FINANCIAL INFORMATION.

ITEM 1.      FINANCIAL STATEMENTS.


                             STUDENT ADVANTAGE, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                            MARCH 31,    DECEMBER 31,
                                                                                              2001           2000
                                                                                            ---------    ------------
                                                                                           (unaudited)

                                     ASSETS
Current assets
  Cash and cash equivalents ..........................................................     $   5,004      $  12,762
  Accounts and note receivable (net of reserves of $945 and $815 at March 31, 2001,
   and December 31, 2000, respectively) ..............................................         9,323          5,982
  Prepaid advertising ................................................................         3,350          3,350
  Prepaid expenses and other current assets ..........................................         2,059          1,329
                                                                                           ---------      ---------
   Total current assets ..............................................................        19,736         23,423
  Property and equipment, net ........................................................        12,419         13,343
  Investment .........................................................................         5,263          5,263
  Intangible and other assets, net ...................................................        12,055         13,633
                                                                                           ---------      ---------
   Total assets ......................................................................     $  49,473      $  55,662
                                                                                           =========      =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable .....................................................................     $   4,832      $   3,564
Accrued compensation .................................................................         2,000          2,840
Other accrued expenses ...............................................................         7,800          7,541
Deferred revenue .....................................................................         5,944          4,013
Current obligation under capital lease ...............................................         1,081          1,208
                                                                                           ---------      ---------
   Total current liabilities .........................................................        21,657         19,166
                                                                                           ---------      ---------

Long-term obligation under capital lease .............................................         1,543          1,861
                                                                                           ---------      ---------
   Total liabilities .................................................................        23,200         21,027
                                                                                           ---------      ---------
Stockholders' equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized, 0 shares issued and outstanding Common stock, $0.01 par value; Authorized: 150,000,000 shares;
  Issued and Outstanding: 39,674,915 and 39,621,244 at March 31, 2001 and
    December 31, 2000, respectively ..................................................           396            396
  Additional paid-in capital .........................................................       104,076        104,058
  Accumulated deficit ................................................................       (77,524)       (69,004)
  Notes receivable from stockholders .................................................           (50)           (50)
  Deferred compensation ..............................................................          (625)          (765)
                                                                                           ---------      ---------
     Total stockholders' equity ......................................................        26,273         34,635
                                                                                           ---------      ---------
     Total liabilities and stockholders' equity ......................................     $  49,473      $  55,662
                                                                                           =========      =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             STUDENT ADVANTAGE, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                                      Restated
                                                                          2001          2000
                                                                      -----------    -----------
                                                                       (unaudited)   (unaudited)
Revenue
  Student services .................................................     $  9,038      $  6,963
  Corporate and university solutions................................        4,170         4,179
                                                                         --------      --------

     Total revenue .................................................       13,208        11,142
                                                                         --------      --------
Costs and expenses
  Cost of student services revenue (including  stock-based
    compensation of $5 and $11 for the three months ended
    March 31, 2001 and 2000, respectively) .........................        1,810         2,883
  Cost of corporate and university solutions revenue (including stock-based compensation of $5 and $7 for the three months
    ended March 31, 2001 and 2000, respectively) ...................        2,437         2,229
  Product development (including stock-based compensation of $23 and $76 for the three months ended March 31, 2001 and 2000,
    respectively) ..................................................        5,821         3,823
  Sales and marketing (including stock-based compensation of $79 and $110 for the three months ended March 31, 2001 and 2000,
    respectively) ..................................................        6,049         4,786
  General and administrative (including stock-based compensation of $28 and $37 for the three months ended March 31, 2001 and
    2000, respectively) ............................................        2,830         2,341

  Depreciation and amortization ....................................        2,711         1,007
                                                                         --------      --------

     Total costs and expenses ......................................       21,658        17,069
                                                                         --------      --------

Loss from operations ...............................................       (8,450)       (5,927)

Interest income (expense), net .....................................          (70)          473
                                                                         --------      --------
Net loss ...........................................................     $ (8,520)     $ (5,454)
                                                                         ========      ========

Basic and diluted net loss per share ...............................     $  (0.21)     $  (0.15)
                                                                         ========      ========

Shares used in computing basic and diluted net loss per share ......       39,663        35,590
                                                                         ========      ========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             STUDENT ADVANTAGE, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                FOR THE THREE MONTHS
                                                                                                    ENDED MARCH 31,
                                                                                                 2001           2000
                                                                                               ---------      ---------
                                                                                              (unaudited)    (unaudited)
Cash flows from operating activities:
  Net loss ................................................................................     $ (8,520)     $ (5,454)
  Adjustments to reconcile net loss to net cash
     used for operating activities:
     Depreciation .........................................................................        1,356           471
     Amortization .........................................................................        1,355           536
     Reserve for allowances and bad debts .................................................          130           125
     Compensation expense relating to issuance of equity ..................................          140           241
     Amortization of marketing expense associated with common stock warrant ...............          222           222
     Changes in current assets and liabilities, net of effects of acquisitions:
       Accounts and note receivable .......................................................       (3,471)       (2,251)
       Prepaid expenses, other current assets .............................................         (730)          (86)
       Accounts payable ...................................................................        1,269          (606)
       Accrued compensation ...............................................................         (840)         (479)
       Other accrued expenses .............................................................          259         1,034
       Deferred revenue ...................................................................        1,931          (363)
                                                                                                --------      --------
       Net cash used in operating activities ..............................................       (6,899)       (6,610)
                                                                                                ========      ========
Cash flows from investing activities:
  Purchases of fixed assets ...............................................................         (432)         (730)
  Acquisitions of businesses for cash and common stock ....................................           --           (31)
  Purchases of marketable securities ......................................................           --        (5,866)
  Proceeds from sale of marketable securities .............................................           --        14,523
  Purchase of investment ..................................................................           --        (1,000)
                                                                                                --------      --------
       Net cash provided by (used in) investing activities ................................         (432)        6,896
                                                                                                ========      ========
Cash flows from financing activities:
  Repayment of note from stockholder ......................................................           --            29
  Repayment of capital lease obligation ...................................................         (445)           --
  Proceeds from exercise of common stock options, warrants and employee stock purchase
    plan ..................................................................................           18           107
                                                                                                --------      --------
       Net cash provided by (used in) financing activities ................................         (427)          136
                                                                                                ========      ========
Net increase (decrease) in cash and cash equivalents ......................................       (7,758)          422
Cash and cash equivalents, beginning of year ..............................................       12,762        15,370
                                                                                                --------      --------
Cash and cash equivalents, end of year ....................................................     $  5,004      $ 15,792
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

                             STUDENT ADVANTAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
NOTE 1 - THE COMPANY

BASIS OF PRESENTATION

         Student Advantage is a media and commerce connection for college students and the businesses and universities that serve them. We reach students online through our network of web sites, including collegeclub.com and studentadvantage.com, and offline through the Student Advantage Membership and SA Cash Programs. The Student Advantage Membership Program is a national fee-based membership program, with a current community of approximately 1,780,000 student members who receive benefits including ongoing discounts on products and services currently offered by over 45 national sponsors and 15,000 participating locations in 125 local markets. Discounts are made available to students both through our studentadvantage.com web site and at sponsors' retail locations. The SA Cash Program enables students to use their college ID cards as a method of payment (stored-value card) for off-campus dining, shopping and other purchasing needs. We also offer business-to-business marketing and events and promotion services through SA Marketing Group and we offer information services, internet content and data management services to colleges and universities. Student Advantage, Inc. was incorporated in the State of Delaware on October 20, 1998. The Company began operations in 1992 as a sole proprietorship, converted to a general partnership in 1995, converted to a limited liability company in 1996 and became a C Corporation in 1998. From inception through December 1997, our revenue was derived primarily from annual membership fees. Since that time, we have expanded our product and service offerings through internal growth as well as acquisitions.

         In June 1999, we completed an initial public offering ("IPO") of 6,000,000 shares of our common stock resulting in proceeds of $44.6 million net of underwriters discounts and commissions. Upon closing of the IPO, each outstanding share of redeemable convertible preferred stock converted into shares of common stock at a three to one ratio. On July 21, 1999, we issued an additional 900,000 shares of common stock as a result of the full exercise of the underwriters' over-allotment option. We received additional net proceeds of $6.7 million as a result of the exercise.

         These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2000.

Unaudited Interim Financial Information

         The unaudited interim consolidated financial statements of Student Advantage for the three months ended March 31, 2001 and 2000, respectively, included herein have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

         In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Student Advantage at March 31, 2001, and the results of its operations and its cash flows for the three months ended March 31, 2001 and 2000, respectively. The results for the three months ended March 31, 2001 are not necessarily indicative of the expected results for the full fiscal year or any future period. Certain prior period balances have been reclassified to conform to the current period presentation.

NOTE 2 - COMPUTATION OF UNAUDITED NET LOSS PER SHARE (1)

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                         2001           2000
                                                     -----------    -----------
  BASIC AND DILUTED NET LOSS PER SHARE:              (UNAUDITED)    (UNAUDITED)

  Net loss                                              $(8,520)      $(5,454)
                                                        =======       =======

  Basic and diluted weighted average common shares
     outstanding  (2), (3)                               39,663        35,590
                                                        =======       =======

  Basic and diluted net loss per share                 $ (0.21)       $ (0.15)
                                                       =======        =======


(1) Net loss per share is computed under SFAS No. 128, "Earnings Per Share". Basic net loss per share is computed using the weighted average number of shares. Diluted loss per share does not differ from basic loss per share since potential common shares from exercise of stock options and warrants are anti-dilutive for all periods presented.

(2) All outstanding options and warrants to purchase common stock (totaling 7,966,873 and 4,126,115 at March 31, 2001 and 2000, respectively) were excluded from the calculation of diluted earnings per share for all periods presented because their inclusion would have been anti-dilutive.

(3) As of March 31, 2001, Student Advantage had reserved 1,550,000 shares of its common stock for the exercise of various warrants with exercise prices ranging from $5.00 to $10.87.


NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS No. 133"). The new standard establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. On July 7, 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133 -- an amendment to FASB Statement No. 133." SFAS 133, as amended by SFAS 137, is effective for Student Advantage's fiscal year ending December 31, 2001. On June 19, 2000, certain provisions of SFAS 133 were amended by SFAS 138, "Accounting for Certain Derivative Instruments - an amendment to FASB Statement No. 133." The adoption of SFAS No. 133 will not have a material effect on Student Advantage's financial position or results of operations.

    In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements." This bulletin summarizes certain views of the staff on applying generally accepted accounting principles to revenue recognition in financial statements. The staff believes that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller's price to the buyer is fixed or determinable; and collectibility is reasonably assured. Student Advantage was required to adopt SAB 101 in the fourth quarter of 2000. The application of this bulletin has not had a material impact on the Company's financial positions or results of operation as its existing revenue recognition policies were consistent with SAB 101.

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

    In October 2000, the Emerging Issues Task Force (EITF) issued No. 00-14, "Accounting for Certain Sales Incentives." This Issue addresses the recognition, measurement, and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction. The EITF also issued No. 99-19, "Reporting Gross as a Principal versus Net as an Agent." The issue addresses whether a company should report revenue based on (a) the gross amount billed to a customer because it has earned revenue from the sale of the goods or services or (b) the net amount retained (that is, the amount billed to the customer less the amount paid to a supplier) because it has earned a commission or fee. Both were effective in connection with the implementation of Staff Accounting Bulletin 101. The application of this bulletin has not had a material impact on Student Advantage's financial positions or results of operations.

    In October 2000, the EITF issued 00-16, "Recognition and Measurement of Employer Payroll Taxes on Employee Stock-Based Compensation". The issue addresses when a liability for employee payroll taxes on employee stock compensation should be recognized, which is on the date of the event triggering the measurement and payment of the tax to the taxing authority (for a nonqualified option in the United States, generally the exercise date). The application of this issue has not had a material impact on Student Advantage's financial position or results of operations.

    In February 2001, the EITF issued 00-19, "Determination of Whether Share Settlement Is within the Control of the Issuer for Purposes of Applying Issue No. 96-13". The issue addresses the accounting for contracts that are indexed to, and potentially settled in, a company's own stock. The issue was effective for all new contracts and contract modifications entered into after September 20, 2000. For contracts that exist on September 20, 2000, the issue should be applied on June 30, 2001, to those contracts that remain outstanding at that date. The application of this issue has not had a material impact on Student Advantage's financial position or results of operations.


NOTE 4 - RELATED PARTY TRANSACTIONS

    On November 12, 1999, Student Advantage made an equity investment in edu.com, Inc. ("edu.com"), a privately held e-commerce company. Student Advantage paid approximately $4.3 million in cash for approximately 922,000 shares of Series B preferred stock of edu.com. On January 14, 2000, the Company made an additional investment of approximately $1.0 million in cash for approximately 217,000 shares of Series B preferred stock of edu.com. The investment is being carried at cost as we do not believe that a permanent impairment has occurred as of March 31, 2001.

    Effective with the initial investment, Student Advantage entered into a two-year marketing and distribution agreement with edu.com, expiring on November 11, 2001. The agreement provides, among other things, that edu.com will become Student Advantage's exclusive technology e-commerce partner and rewards program provider, that the parties will pursue certain promotional initiatives on each other's behalf and that edu.com will make certain payments to Student Advantage, including $2.0 million payable over the term of the agreement. At December 31, 2000, $1.0 million remained payable under the agreement. Student Advantage accepted a secured promissory note, which is payable on December 31, 2001, from edu.com in satisfaction of this obligation. Subsequent to year end, Student Advantage restructured its agreement with edu.com. The restructured agreement, which expires December 31, 2001, provides that Student Advantage and edu.com will pursue certain promotional initiatives on each other's behalf. The Company recorded revenue of $989,000 and $225,000 related to this agreement during the three months ended March 31, 2001 and 2000, respectively.

    Effective May 15, 2000, Student Advantage entered into an Affiliate and E-Commerce Agreement with Princeton Review Publishing, LLC, and The Princeton Review Management, LLC ("TPR"). Princeton Review Publishing, LLC is a stockholder of Student Advantage and one of its officers and equity holders is a member of the Company's Board of Directors. Under the agreement, TPR will pay the Company a fee to participate in the Student Advantage network by placing the Student Advantage logo and content on The Princeton Review's review.com web site. In addition, under the agreement, TPR will provide discounts as part of the Student Advantage Membership Program and market the discount to high school, college and university students. Additionally, under the agreement the Company will pay TPR a fee in exchange for exclusive advertising sales responsibilities for the review.com web site. The agreement expires on June 15, 2002. The Company recorded revenue of $292,499 and expense of $516,000 related to this agreement during the three months ended March 31, 2001. Subsequent to quarter end, Student Advantage amended and restructured its agreement with TPR. The amendment called for the termination of the original Affiliate and E-Commerce Agreement effective March 31, 2001. In conjunction with the amendment, the parties also entered into a Co-Marketing and Membership agreement expiring on December 31, 2001. Under this agreement TPR will pay the Company a fee to be the premier test partner on the Company's collegeclub.com web site. The Company will pay TPR a fee to promote Student Advantage and the Student Advantage Membership Program on its review.com web site. In addition, the parties agreed to integrate content onto each other's respective web sites.


NOTE 5 - OTHER EVENTS

         On May 1, 2001 Student Advantage issued 5 million shares of Common Stock to five investors, for an aggregate purchase price of $10.0 million. We also issued to these investors warrants to purchase an additional 2.3 million shares of common stock, including warrants to purchase 1.5 million shares of common stock with an exercise price of $3.00 per share and warrants to purchase 800,000 shares of common stock with an exercise price of $3.50 per share. The warrants to purchase 800,000 shares with an exercise price of $3.50 per share are subject to certain exercise price adjustments on certain dates based upon volume-weighted average sales prices. An adjustment described in the preceding sentence to the exercise price of the warrants shall not result in an adjustment to the number of shares of Common Stock issuable upon exercise of the warrants.

         On May 10, 2001, Student Advantage acquired certain assets of edu.com, a privately held e-commerce company specializing in sales of consumer electronics, hardware and software to students. In connection with the acquisition, we issued 90,000 shares of Student Advantage common stock and 450,000 warrants for common stock, half of which were issued at market price and half of which were issued at a premium to market price and assumed certain liabilities. In addition, we canceled the $1.0 million secured promissory note from edu.com in exchange for assets collateralizing the secured note. edu.com will also be entitled to additional warrants if certain financial goals are met by the end of the year. This consideration and Student Advantage's previous investment in edu.com will be accounted for under the purchase method of accounting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Student Advantage, Inc. has included in this filing certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 concerning Student Advantage's business, operations and financial condition. The words or phrases "can be", "expects", "may affect", "may depend", "believes", "estimate", "project", and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and Student Advantage cautions you that any forward-looking information provided by or on behalf of Student Advantage is not a guarantee of future performance. Actual results could differ materially from those anticipated in such forward-looking statements due to a number of factors, some of which are beyond Student Advantage's control, in addition to those discussed in Student Advantage's other public filings, press releases and statements by Student Advantage's management, including those set forth below under "Factors That May Affect Future Results". All such forward-looking statements are current only as of the date on which such statements were made. Student Advantage does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

OVERVIEW

    Student Advantage is a media and commerce connection for college students and the businesses and universities that serve them, primarily through our leading membership program and network of web sites. We report our revenue in two categories: student services revenue and corporate and university solutions revenue.

    Student services revenue is attributable to the parts of our business which are focused primarily on providing goods and services to students. Student services revenue includes commerce, subscription and advertising revenue. Commerce revenue includes primarily transaction-based revenues earned for reselling products and services and acquiring student customers on behalf of other businesses. To date, commerce revenue has included primarily revenue that we receive from AT&T for obtaining completed calling card applications on their behalf, revenue from the resale of Eurail passes and e-commerce revenue from the our network of web sites. Subscription revenue is derived from membership sales. Subscription revenue is recognized ratably from the date of subscription to the end of the annual membership period, which ends on August 31 of each year. Memberships are distributed in several ways. We distribute memberships at no cost to certain qualified students. Of the membership sold, historically almost all have been sold to AT&T and distributed in conjunction with an AT&T calling card. The membership cards associated with these membership sales are co-branded and serve as both a Student Advantage membership identification card and an AT&T calling card. We earn a fee from AT&T for these memberships, with a current commitment by AT&T to purchase 900,000 memberships for the 2000-2001 academic year. During 1998, 1999, 2000 and the first quarter of 2001, AT&T accounted for approximately 95%, 94%, 87% and 58% of subscription revenue, respectively. In June 2000, we restructured our agreements with AT&T (See: Certain Factors that May Affect Future Results - "We are Dependent Upon AT&T for a Large Percentage of Our Revenue and We Expect that Revenue to Decline"). Also, during the 1999-2000 academic year, we sold memberships to Capital One for distribution to their existing and prospective student customer base. We also sell memberships to certain of our corporate partners for resale to students at their retail locations. In addition, we sell memberships directly to students for a membership fee that is currently $20 per year. Advertising revenue consists primarily of fees for banner advertisements and sponsorships on our network of web sites.

    Corporate and university solutions revenue is attributable to the parts of our business which are focused primarily on providing goods and services to corporations and universities. It includes marketing services and commerce revenue. Marketing services revenue is derived primarily from providing tailored marketing services to businesses seeking to market their products and services to college students. These services include organizing and executing marketing tours that travel to college campuses, staffing tables in college locations on behalf of businesses and providing media planning and placement. Commerce revenue includes primarily transaction-based revenues earned in connection with acquiring customers on behalf of our corporate clients.

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

    We recorded deferred compensation of $4.2 million in the year ended December 31, 1998 and $228,000 in the first quarter of 1999, representing the difference between the exercise price of stock options granted and the fair market value of the underlying common stock at the date of grant. The difference is recorded as a reduction of stockholders' equity and is being amortized over the vesting period of the applicable stock options, typically four years. Of the total deferred compensation amount, $808,000, $1.1 million, $771,000 and $140,000 had been amortized during 1998, 1999, 2000 and the first quarter of 2001, respectively. During 1999 and

2000, we reduced the amount of deferred compensation by approximately $259,000 and $677,000 respectively as a result of cancellation of certain stock options due to the termination of certain employees' employment with Student Advantage. The amortization of deferred compensation is recorded as an operating expense. We currently expect to amortize the following remaining amounts of deferred compensation as of March 31, 2001 in the periods indicated:

April 1, 2001-- December 31, 2001.................................    $421,000
January 1, 2002-- December 31, 2002...............................    $202,000
January 1, 2003-- December 31, 2003...............................      $2,000

RESULTS OF OPERATIONS

    The financial statements for the interim periods ended March 31, 2001 and 2000 reflect a change in the classification of revenue categories and the associated cost of sales. The classifications have been changed from "Subscription" and "Other" to "Student Services" and "Corporate and University Solutions." In addition, the financial statements for these periods reflect a change in the presentation of stock based compensation charges. The charges have been included in each of the operating expense line items rather than as a separate line item. Prior year amounts have been restated to be consistent with the current year presentation.

    Comparison of Quarter Ended March 31, 2001 with Quarter Ended March 31, 2000

    Revenue. Total revenues increased to $13.2 million for the first quarter of 2001 from $11.1 million for the first quarter of 2000, due to an increase in student services revenue of $2.1 million.

    Student Services Revenue. Student services revenue increased to $9.0 million in the first quarter of 2001 from $6.9 million in the first quarter of 2000. The increase in student services revenue was primarily due to an increase in online advertising on our network of web sites. Online advertising increased primarily as a result of our acquisition of CollegeClub in the fourth quarter of 2000 and online campaigns provided to AT&T under the restructured agreement. Transaction-based commerce revenues also contributed to the increase. These increases were offset, in part, by significant decreases in fees from AT&T for acquisitions of calling card customers and for membership fees as a result of the restructuring of the AT&T agreement in June 2000. We do not expect to earn any fees for the acquisition of AT&T calling card customers in future periods or from membership fees beyond the current academic year. In addition, we expect subscription revenue to decline as a percentage of overall student services revenue in future periods as it is supplanted by an increase in transaction-based commerce revenue.

    Corporate and University Solutions Revenue. Corporate and university solutions revenue was virtually unchanged at $4.2 million in the first quarter of 2001 and in the first quarter of 2000. Increases in marketing services revenues related to several contracts not in effect in the first quarter of 2000 were offset by decreases in commerce revenue related to our Voice FX business, and, to a lesser extent, decreases in event staffing, management and execution provided under the restructured AT&T agreement.

    AT&T accounted for approximately 8% and 39% of total revenue in the first quarter of 2001 and the first quarter of 2000, respectively. Additionally, AT&T accounted for approximately 9% and 57% of student services revenue and 5% and 8% of corporate and university solutions revenue in the first quarter of 2001 and the first quarter of 2000, respectively. Revenue from AT&T in the first quarter of 2001 decreased on both an absolute dollar value basis over revenue in the first quarter of 2000, and on a percentage of revenue basis over revenue in the first quarter of 2000. We expect that revenue from AT&T will continue to decline in both absolute terms and as a percentage of revenue in future periods. See Certain Factors that May Affect Future Results - "We are Dependent Upon AT&T for a Large Percentage of Our Revenue and We Expect that Revenue to Decline". General Motors accounted for 15% of total revenue and 21% of student services revenue in the quarter ended March 31, 2001. One other customer, Capital One, accounted for approximately 10% and 20% of total revenue, 0% and 3% of student services revenue, and 33% and 47% of corporate and university solutions revenue in the first quarter of 2001 and the first quarter of 2000, respectively.

     Cost of Student Services Revenue. Cost of student services revenue consists of the costs associated with subscriptions, commerce and advertising revenue. Cost of subscription revenue consists of the costs associated with the fulfillment of membership subscriptions and customer service. Commerce costs include costs of goods sold owed to third parties in connection with selling their products, and personnel-related costs associated with acquiring customers for AT&T. Advertising costs consist primarily of production and mailing costs for SAM, Student Advantage Magazine, royalties paid to colleges for the use of organizational names and logos and for supplying sports activity content for our network of web sites and fees paid to partners in exchange for the right to place media inventory on such partners' web sites. Cost of student services revenue decreased to $1.8 million in 2001 from $2.9 million in 2000. This decrease was primarily due to a significant decrease in costs consistent with the decrease in commerce revenue related to the restructuring of the AT&T agreement in June 2000. Also contributing to the decrease were lower costs incurred for the production of SAM, Student Advantage Magazine, of which no issues were published in the first quarter of 2001 and one issue was published in the first quarter of 2000. These decreases were partially offset by an increase in costs of goods sold owed to third parties in connection with selling their products.

     Cost of Corporate and University Solutions Revenue. Cost of corporate and university solutions revenue consists of the costs of marketing services and commerce. Marketing services costs include the direct and indirect costs associated with planning and implementing events and promotions, media placement and other marketing services. Commerce costs include costs incurred primarily in connection with acquiring customers on behalf of our corporate clients. Cost of corporate and university solutions revenue increased to $2.4 million in the first quarter of 2001 from $2.2 million in the first quarter of 2000 primarily a result of an increase in costs related to marketing services contracts not in effect in the first quarter of 2000. This increase was partially offset by a decrease in costs, consistent with the decrease in revenues, related to the Voice FX business acquired in 1999.

     Product Development. Product development expenses consist primarily of personnel-related and consulting costs associated with the development and enhancement of our suite of products which includes the Student Advantage Membership Program, our network of web sites and the SA Cash Program. Product development expenses increased to $5.8 million in the first quarter of 2001 from $3.8 million in the first quarter of 2000. The increase is primarily due to costs incurred in connection with the acquisition of CollegeClub in the fourth quarter of 2000, the enhancement of our membership program, the continued development of studentadvantage.com as a site focused on commerce and the development of new product offerings.

     Sales and Marketing. Sales and marketing expenses consist primarily of personnel and other costs related to our sales and marketing programs. Sales and marketing expenses increased to $6.0 million in the first quarter of 2001 from $4.8 million in the first quarter of 2000. The increase in sales and marketing expenses was due, in large part, to increased expenditures related to the acquisition of CollegeClub in the fourth quarter of 2000. This increase was partially offset by non-recurring affiliate fees of $1.0 million incurred in the first quarter of 2000. In connection with the Lycos, Inc. marketing agreement entered into in the third quarter of 1999, we recorded a warrant valued at $2.2 million. Of this amount, $1.6 million has been expensed to date, of which $222,000 was amortized to sales and marketing expense in each of the first quarter of 2001 and the first quarter of 2000. The remainder is being amortized on a straight line basis over the remaining term of the agreement.

     General and Administrative. General and administrative expenses consist primarily of costs related to general corporate functions, including executive management, finance, human resources, facilities, accounting and legal. General and administrative expenses increased to $2.8 million in the first quarter of 2001 from $2.3 million in the first quarter of 2000. The increase in general and administrative expenses is primarily due to higher facilities, legal, accounting and personnel related costs related to the acquisition of CollegeClub in the fourth quarter of 2000.

     Depreciation and Amortization. Depreciation expense increased to $1.4 million in the first quarter of 2001 from $471,000 in the first quarter of 2000 primarily as a result of $8.8 million in fixed assets acquired as a result of our acquisition of CollegeClub in 2000, and, to a lesser extent, fixed asset purchases during 2000. Amortization expense increased to $1.4 million in the first quarter of 2001 from $536,000 in the first quarter of 2000, primarily as a result of the acquisitions of ScholarAid and College411 and substantially all of the assets of eStudentLoan and CollegeClub in 2000.

     Stock-Based Compensation. We recorded deferred compensation of $4.2 million in 1998, an additional $228,000 in 1999, offset by reductions of $259,000 and $677,000 due to option cancellations as a result of employee terminations in 1999 and 2000, respectively. Of this amount, $2.8 million has been amortized to expense to date, of which $140,000 was recorded as an expense in the first quarter of 2001. The remainder is being amortized over the remaining vesting period of the individual options.

     Interest Income (Expense), Net. Interest income (expense), net includes interest income from cash balances and interest expense related to Student Advantage's financing obligations. Interest income (expense), net decreased to an expense of $70,000 in the first quarter of 2001 from revenue of $473,000 in the first quarter of 2000. The decrease is a result of interest income earned on lower average cash and cash equivalents balances during the first quarter of 2001 compared to that of the first quarter of 2000, as well as interest expense resulting from the assumption of certain capital leases of ScholarAid and CollegeClub in 2000.

LIQUIDITY AND CAPITAL RESOURCES

    Student Advantage has financed its operations primarily through the private and public placement of securities, cash from operations, borrowings under its credit facilities and loans from equity holders. In October 1998, Student Advantage completed a private placement of equity securities to new investors and received $9.9 million in net proceeds. In June 1999 the Company completed its initial public offering selling 6.0 million shares and raising $44.6 million, net of offering costs. On July 21, 1999 an additional 900,000 shares were issued by Student Advantage as a result of the full exercise of the underwriters' over-allotment option, resulting in additional net proceeds of $6.7 million. In October 2000, Student Advantage completed a private placement of equity securities to investors and received $10.0 million in gross proceeds. Also in October 2000, we completed our acquisition of substantially all of the assets of CollegeClub and certain of its subsidiaries and paid $8.3 million in cash, assumed certain liabilities and issued approximately 1.3 million shares of our common stock in connection with the acquisition. As of March 31, 2001, Student

Advantage had $5.0 million in cash and cash equivalents.

    On May 1, 2001 Student Advantage completed a private placement of equity securities to new and existing investors and received $10.0 million in gross proceeds.

    Net cash used for operating activities was $6.9 million for the first quarter of 2001 and $6.6 million for the first quarter of 2000. The net cash used in the first quarter of 2001 was primarily a result of a net loss of $8.5 million, an increase in accounts and note receivable of $3.5 million, and a decrease in accrued compensation of $840,000, offset by depreciation and amortization of $2.7 million, an increase in deferred revenue of $1.9 million and an increase in accounts payable of $1.3 million. The net cash used in the first quarter of 2000 was primarily a result of a net loss of $5.5 million, an increase in accounts receivable of $2.3 million, a decrease in accounts payable of $606,000 and a decrease in accrued compensation of $479,000, offset by an increase in accrued expenses of $1.0 million and depreciation and amortization of $1.0 million.

    Net cash used by investing activities of $432,000 in the first quarter of 2001 resulted from the purchase of fixed assets. Net cash provided by investing activities was $6.9 million in the first quarter of 2000. The cash provided by investing activities was due to $8.7 million from the sale of marketable securities, net of purchases of marketable securities. The increase was partially offset by cash used for an additional investment in edu.com of $1.0 million and the purchase of fixed assets of $730,000 during the first quarter of 2000.

    Net cash used by financing activities in the first quarter of 2001 of $427,000 was primarily related to repayments of the Student Advantage's capital lease obligations. Net cash provided by financing activities in the first quarter of 2000 of $136,000 was primarily the result of the exercise of common stock options by employees.

    Student Advantage has experienced substantial increases in its expenditures consistent with growth in operations and staffing, and anticipates that this will continue for the foreseeable future. Additionally, Student Advantage will continue to evaluate possible investments in businesses, products and technologies and plans to expand its web infrastructure, sales and marketing programs and aggressively promote its brands. While Student Advantage expects to continue to incur negative cash flows into the third quarter of fiscal 2001, the Company currently anticipates that its available cash resources, together with cash expected to be provided from operations, will be sufficient to meet its anticipated needs for working capital and capital expenditures for at least the next 12 months. Projections for 2001 include significant growth in revenues. If revenue projections do not materialize as anticipated, the Company may be required to obtain additional financing. If additional financing is not obtained then management will take appropriate action to manage cash resources that would include the implementation of cost reduction measures. Management estimates that these cost reductions would provide the necessary funding for operations at such reduced revenue levels. In addition, any significant acquisitions by us may require additional equity or debt financing to fund the purchase price, if paid in cash. There can be no assurance that additional funding will be available when required or that it will be available on terms acceptable to us.


FACTORS THAT MAY AFFECT FUTURE RESULTS

WE HAVE EXPERIENCED LOSSES IN THE PAST AND EXPECT FUTURE LOSSES

    We have not achieved profitability and have incurred significant operating losses. We incurred net losses of $19.6 million in 1999, $24.9 million in 2000 and $8.5 million in the first quarter of 2001. As of March 31, 2001, our accumulated deficit was $77.5 million. We expect to continue to incur significant operating and capital expenditures and, as a result, we will need to generate significant revenue to achieve and maintain profitability.

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

   - introduce new and enhanced web and offline products, content, and services, and

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

OUR ABILITY TO GENERATE SIGNIFICANT REVENUES AND PROFITS FROM CERTAIN ESTABLISHED AND NEW PRODUCTS AND SERVICES IS UNCERTAIN

    Our business model depends in part on increasing the amount of revenues and profits derived from certain established and new products and services. Our ability to generate significant revenues and profits from these products and services will depend, in part, on the implementation of our strategy to generate significant transaction commerce and user traffic through the use of our membership card programs, to achieve a significant presence in university and college communities, and to develop and expand on sponsor relationships to include revenue sharing agreements based on transaction volume. There is intense competition among offerors of alternative payment methods, including stored-value cards, debit card and credit cards, and among web sites that sell online advertising. It is difficult for us to project future levels of transaction-related and advertising revenues and profits.

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

    Additional financing may not be available when needed on terms favorable to us or at all. Our failure to raise additional funds, if needed, or secure a credit facility may result in our inability to:

    -    develop or enhance our services,

    -    take advantage of future opportunities, or

    -    respond to competitive pressures.

     In addition, significant acquisitions by us will require additional equity or debt financing to fund the purchase price, if paid in cash. There can be no assurance that additional funding will be available when required or that it will be available on terms acceptable to us.


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

    In 1998, we derived $11.8 million, or 61%, of our total revenue from AT&T. In 1999, we derived $15.2 million, or 55%, of our total revenue from AT&T. In 2000, we derived $16.2 million, or 34%, of our total revenue from AT&T. In the first quarter of 2001 we derived $1.1 million or 8% of our total revenue from AT&T. During both the 1998-1999 academic year and the 1999-2000 academic year, almost all of our members received their Student Advantage memberships at no charge from AT&T by either electing to apply for an AT&T calling card in connection with their Student Advantage membership or by receiving a free Student Advantage membership from AT&T by enrolling for an AT&T telecommunications service. Under the restructured agreement, AT&T has a commitment to purchase 900,000 memberships for the 2000-2001 academic year, of which approximately 607,000 had been purchased as of March 31, 2001. However, AT&T is not required to purchase a minimum number of memberships under the restructured agreement after the 2000-2001 academic year. In addition, to date a significant portion of our commerce revenue has been attributable to fees that we earned from AT&T for obtaining completed calling card applications from students. We do not expect to earn any fees for the acquisition of AT&T calling card customers in future periods. Under the restructured AT&T agreement, there can be no assurance that we will be successful in maintaining or expanding our membership base and/or the level of our commerce revenue, and we expect that revenue from AT&T will decline in both absolute terms and as a percentage of revenue in future periods.

    Our new agreement with AT&T expires in June 2003; however, AT&T may terminate the agreement effective June 1, 2001. There are no guaranteed revenues or membership commitments after September 30, 2001. A decrease in the revenues derived from AT&T may have a material adverse effect on our business.

A LIMITED NUMBER OF CUSTOMERS REPRESENT A SIGNIFICANT PERCENTAGE OF OUR REVENUE

    A limited number of customers currently account for a significant percentage of our total revenues. In 2000, two customers, in the aggregate, accounted for 50% of total revenues. In the first quarter of 2001, three customers, in the aggregate, accounted for 33% of total revenue. We expect a limited number of customers to continue to account for a significant percentage of total revenues in the future and we believe that we must continue to acquire additional customers to be successful. The loss of any one of these customers could have a material adverse effect on our business.

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

COLLEGES AND UNIVERSITIES ARE INCREASINGLY RELUCTANT TO PERMIT BUSINESSES TO MARKET PRODUCTS AND SERVICES ON CAMPUS

    Colleges and universities are becoming increasingly wary of businesses that market products and services to their students. Many colleges and universities are seeking to decrease or eliminate such marketing. In particular, colleges and universities are concerned that many students have incurred substantial levels of credit card debt. As a result, colleges and universities often attempt to prevent credit card companies and other companies that offer credit from marketing to their students. We are sometimes mistaken for a credit card company because we give students a plastic card and a unique identification number to represent their membership, and because we participate in the issuance by universities of a stored-value card used in conjunction with student ID cards (SA Cash). This sometimes makes it difficult for us to gain access to college and university students, and we have been denied access to certain college and university campuses. To date, we have not maintained sufficient data to determine the specific number of colleges and universities that have denied us access to their campuses. Any inability to directly contact students on campus could have a material adverse effect on our business.

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

WE FACE SIGNIFICANT COMPETITION, WHICH COULD ADVERSELY AFFECT OUR BUSINESS

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

GENERAL MARKET CONDITIONS COULD ADVERSELY AFFECT OUR BUSINESS

    Our customers may cancel or delay spending on marketing initiatives because of the current economic climate. Recently, many companies have experienced financial difficulties or uncertainty, and have begun to delay spending on marketing as a result. Furthermore, the financial difficulties that many companies have experienced have further reduced the perceived urgency by companies to begin or to continue marketing initiatives. A decrease in marketing initiatives may result in a decrease of the demand for our services. If companies continue to delay their marketing initiatives because of the current economic climate, or for other reasons, our business, financial condition and results of operations could be materially adversely affected.

OUR RELATIONSHIP WITH AT&T COULD HINDER OUR ABILITY TO ATTRACT ADDITIONAL
SPONSORS

    Our agreement with AT&T prevents us from including companies that promote goods and services competitive to AT&T in our AT&T/Student Advantage Membership Program. Our agreement with AT&T also provides that AT&T will be the sole provider of free Student Advantage Program memberships to college students in connection with the promotion of a telecommunications product competitive with AT&T. Our relationship with AT&T could hinder our ability to attract additional national sponsors for the Student Advantage Membership Program, particularly sponsors who distribute or promote telecommunications products.

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

    We have acquired several businesses. Recently we acquired substantially all of the assets of CollegeClub and certain of its subsidiaries and certain assets of edu.com. Achieving the anticipated benefits of these acquisitions will depend in part upon whether the integration of these businesses is accomplished in an efficient, effective and timely manner. In some cases, the difficulty associated with integrating these businesses may be increased by the necessity of coordinating geographically separated organizations. There can be no assurance that the anticipated benefits of these acquisitions will be achieved.

WE MAY BE UNABLE TO SUCCESSFULLY MANAGE CHANGES IN OUR BUSINESS

    We have experienced a period of significant growth. This growth has placed significant demands on our management and strains on our resources. Revenue has increased from approximately $1.8 million in 1996 to $48.0 million in 2000 and to $13.2 in the first quarter of 2001, as compared to $11.1 million in the first quarter of 2000. During that same time period, we increased from fewer than 50 to more than 445 employees.

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

CERTAIN CURRENT STOCKHOLDERS OWN A LARGE PERCENTAGE OF OUR VOTING STOCK

    As of May 11, 2001, our executive officers, directors and affiliated entities, together own approximately 40% of our outstanding common stock. Therefore, these stockholders are able to significantly influence all matters requiring stockholder approval and, thereby, our management and affairs. Matters that typically require stockholder approval include:

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


PART II. OTHER INFORMATION.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         None.

(b)      REPORTS ON FORM 8-K

         The company filed Amendment No. 1 to Current Report on Form 8-K/A dated October 31, 2000 with the Securities and Exchange Commission on January 16, 2001.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Student Advantage, Inc.


                                            (Registrant)





         Dated: May 15, 2001                 By: /s/ Kenneth S. Goldman
                                                 -------------------------------
                                                 Kenneth S. Goldman, Executive
                                                 Vice President, Chief
                                                 Financial Officer and Treasurer
                                                 (Principal Financial and
                                                 Accounting Officer)