Form 10-Q
period 2001-06-30
STUDENT ADVANTAGE INC
filed 2001-08-14
CIK 1073508

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001

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

                                 --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 47,208,745 shares of common stock as of August 7, 2001.

                                 ---------------

                             STUDENT ADVANTAGE, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2001

                                 ---------------

                                      INDEX

                                                                                                         PAGE(S)
                                                                                                         -------
PART I.      FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

             Consolidated Balance Sheets at June 30, 2001 (Unaudited) and December 31, 2000                 3

             Consolidated Statement of Operations for the three and six months ended June 30, 2001
             and 2000 (Unaudited)                                                                           4

             Consolidated Statement of Cash Flows for the six months ended June 30, 2001 and 2000
             (Unaudited)                                                                                    5

             Notes to Consolidated Financial Statements (Unaudited)                                         6

ITEM 2.      MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS            9

             Factors That May Affect Results of Operations and Financial Condition                         14

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK                                     23

PART II.     OTHER INFORMATION                                                                             23

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS                                                     23

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                           23

ITEM 6.      EXHIBITS AND REPORTS ON FORMS 8-K                                                             23

SIGNATURES                                                                                                 24

Exhibit Index                                                                                              25

PART 1. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.


                             STUDENT ADVANTAGE, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                           JUNE 30,          DECEMBER 31,
                                                                                             2001                2000
                                                                                         -----------         ------------
                                                                                         (unaudited)
                                     ASSETS
Current assets
  Cash and cash equivalents ....................................................          $   8,623           $  12,762
  Accounts receivable (net of reserves of $1,310 and $815 at June 30, 2001,
    and December 31, 2000, respectively) .......................................              7,161               5,982
  Inventory ....................................................................              4,620                  --
  Prepaid advertising ..........................................................              2,233               3,350
  Prepaid expenses and other current assets ....................................              1,921               1,329
                                                                                          ---------           ---------
   Total current assets ........................................................             24,558              23,423
  Property and equipment, net ..................................................             15,434              13,343
  Investment ...................................................................                 --               1,171
  Intangible and other assets, net .............................................             32,910              13,633
                                                                                          ---------           ---------
   Total assets ................................................................          $  72,902           $  51,570
                                                                                          =========           =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable ...............................................................          $   3,834           $   3,564
Accrued compensation ...........................................................              3,021               2,840
Borrowings under revolving loan ................................................              5,000                  --
Other accrued expenses .........................................................             12,386               7,541
Deferred revenue ...............................................................              5,107               4,013
Current obligation under capital lease .........................................                771               1,208
                                                                                          ---------           ---------

   Total current liabilities ...................................................             30,119              19,166
                                                                                          ---------           ---------

Warrants payable (Note 5) ......................................................                900                  --
Notes Payable ..................................................................             10,000                  --
Long-term obligation under capital lease .......................................              2,173               1,861
                                                                                          ---------           ---------
     Total long-term obligations ...............................................             13,073               1,861
                                                                                          ---------           ---------
   Total liabilities ...........................................................             43,192              21,027
                                                                                          ---------           ---------

Stockholders' equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized, 0 shares issued and outstanding Common stock, $0.01 par value; Authorized: 150,000,000 shares;
Issued and Outstanding:
47,206,124 and 39,621,244 at June 30, 2001 and December 31, 2000, respectively                  472                 396
Additional paid-in capital .....................................................            120,277             104,058
Accumulated deficit ............................................................            (90,504)            (73,096)
Notes receivable from stockholders .............................................                (50)                (50)
Deferred compensation ..........................................................               (485)               (765)
                                                                                          ---------           ---------
     Total stockholders' equity ................................................             29,710              30,543
                                                                                          ---------           ---------
     Total liabilities and stockholders' equity ................................          $  72,902           $  51,570
                                                                                          =========           =========


   The accompanying notes are an integral part of these consolidated financial statements.

                             STUDENT ADVANTAGE, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                             THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                                  JUNE 30,                        JUNE 30,
                                                                            2001            2000            2001            2000
                                                                         -----------     -----------     -----------     -----------
                                                                         (unaudited)     (unaudited)     (unaudited)     (unaudited)
Revenue
  Student Services ...................................................    $ 10,416        $  7,391        $ 19,454        $ 14,354
  Corporate and University Solutions .................................       3,145           4,172           7,315           8,351
                                                                          --------        --------        --------        --------
     Total revenue ...................................................      13,561          11,563          26,769          22,705

Costs and expenses
  Cost of student services revenue (including stock-based
     compensation of $5 and $8 for the three months ended June
     30, 2001 and 2000, respectively, and $10 and $19 for the
     six months ended June 30, 2001 and 2000, respectively.) .........       2,831           2,724           4,641           5,607
  Cost of corporate and university solutions revenue (including stock-based compensation of $5 and $7 for the three months ended June 30, 2001 and 2000, respectively, and $10 and $14
    for the six months ended June 30, 2001 and 2000, respectively.)...       1,571           2,177           4,008           4,406
  Product development (including stock-based compensation of
    $23 and $35 for the three months ended June 30, 2001 and
    2000, respectively, and $46 and $1 for the six months
    ended June 30, 2001 and 2000, respectively.) .....................       4,757           4,011          10,580           7,834
  Sales and marketing (including stock-based compensation of
    $79 and $104 for the three months ended June 30, 2001 and
    2000, respectively, and $158 and $214 for the six
    months ended June 30, 2001 and 2000, respectively.) ..............       6,480           4,524          12,529           9,310
  General and administrative (including stock-based
    compensation of $28 and $34 for the three months ended June
    30, 2001 and 2000, respectively, and $56 and $71 for the
    six months ended June 30, 2001 and 2000, respectively.) ..........       2,908           2,646           5,736           4,987
  Depreciation and amortization ......................................       3,628           1,436           6,340           2,443
                                                                          --------        --------        --------        --------

     Total costs and expenses ........................................      22,175          17,518          43,834          34,587
                                                                          --------        --------        --------        --------

Loss from operations .................................................      (8,614)         (5,955)        (17,065)        (11,882)

Equity interest in Edu.com net loss ..................................          --            (944)           (495)         (1,888)
Interest and other income ............................................         222             396             152             869
                                                                          --------        --------        --------        --------
Net loss .............................................................    $ (8,392)       $ (6,503)       $(17,408)       $(12,901)
                                                                          ========        ========        ========        ========

Basic and diluted net loss per share .................................    $  (0.18)       $  (0.18)       $  (0.42)       $  (0.36)
                                                                          ========        ========        ========        ========

Shares used in computing basic and diluted net loss per share ........      45,508          35,980          41,366          35,784
                                                                          ========        ========        ========        ========


 The accompanying notes are an integral part of these consolidated financial statements.

                             STUDENT ADVANTAGE, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                           FOR THE SIX MONTHS
                                                                                                             ENDED JUNE 30,
                                                                                                        2001                2000
                                                                                                     -----------        ----------
                                                                                                     (unaudited)        (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ...................................................................................        $(17,408)          $(12,901)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation ............................................................................           2,878              1,047
     Amortization of intangible assets .......................................................           3,462              1,396
     Equity Interest in Edu.com net loss .....................................................             495              1,888
     Reserve for allowances and bad debts ....................................................             495                320
     Compensation expense relating to issuance of equity .....................................             280                430
     Exchange of notes receivable for assets sold ............................................            (504)                --
     Amortization of marketing expense associated with common stock warrant ..................             888                444
     Changes in current assets and liabilities, net of effects of acquisitions:
       Accounts and notes receivable .........................................................          (2,430)            (2,756)
       Prepaid expenses, other current assets ................................................             628                682
       Inventory .............................................................................             377                 --
       Accounts payable ......................................................................          (4,485)                67
       Accrued compensation ..................................................................             181                506
       Other accrued expenses ................................................................           2,399              1,892
       Deferred revenue ......................................................................           1,094             (3,575)
                                                                                                      --------           --------
       Net cash used in operating activities .................................................         (11,650)           (10,560)
                                                                                                      ========           ========
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixed assets ..................................................................          (1,302)            (1,323)
  Acquisitions of businesses for cash and common stock .......................................          (9,331)            (1,146)
  Purchases of marketable securities .........................................................              --             (8,813)
  Proceeds from sale of marketable securities ................................................              --             20,546
  Purchase of investment .....................................................................              --             (1,001)
                                                                                                      --------           --------
       Net cash provided by (used in) investing activities ...................................         (10,633)             8,263
                                                                                                      ========           ========
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of note from stockholder .........................................................              --                 29
  Proceeds from issuance of common stock .....................................................           9,800                 --
  Proceeds from exercise of common stock options, warrants and employee stock purchase plan...              21                325
  Repayment of capital lease obligations .....................................................            (677)                --
  Proceeds of revolving loan, net ............................................................              11              2,000
  Repayment of note payable ..................................................................          (1,011)                --
  Proceeds of notes payable ..................................................................          10,000                 --
                                                                                                      --------           --------
       Net cash provided by financing activities .............................................          18,144              2,354
                                                                                                      ========           ========
Increase (decrease) in cash ..................................................................          (4,139)                57
Cash and cash equivalents, beginning of period ...............................................          12,762             15,370
                                                                                                      --------           --------
Cash and cash equivalents, end of period .....................................................        $  8,623           $ 15,427
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

                             STUDENT ADVANTAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - THE COMPANY

     Student Advantage is a media and commerce connection for college students and the businesses and universities that serve them. We reach students online through our network of web sites, including collegeclub.com and studentadvantage.com, and offline through the Student Advantage Membership, SA Cash Programs, and OCM Direct (formerly OCM Enterprises, Inc). The Student Advantage Membership Program is a national fee-based membership program, with a current community of approximately 1,750,000 student members who receive benefits including ongoing discounts on products and services currently offered by 15,000 participating locations. Discounts are made available to students both through our studentadvantage.com web site and at sponsors' retail locations. OCM Direct (formerly known as OCM Enterprises, Inc.) is a direct mail marketing business that provides college and university endorsed products including residence hall linens and related accessories, care packages, and diploma frames to students. The SA Cash Program enables students to use their college ID cards as a method of payment (stored-value card) for off-campus dining, shopping and other purchasing needs. We also offer business-to-business marketing and events and promotion services through SA Marketing Group and we offer information services, internet content and data management services to colleges and universities. Student Advantage, Inc. was incorporated in the State of Delaware on October 20, 1998. The Company began operations in 1992 as a sole proprietorship, converted to a general partnership in 1995, converted to a limited liability company in 1996 and became a C Corporation in 1998. From inception through December 1997, our revenue was derived primarily from annual membership fees. Since that time, we have expanded our product and service offerings through internal growth as well as acquisitions.

     Certain historical amounts in these financial statements have been restated to reflect the acquisition of Edu.com, which has been accounted for under the purchase method of accounting.

     These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2000 (as amended by Form 8-K/A, filed on June 28, 2001).

UNAUDITED INTERIM FINANCIAL INFORMATION

     The unaudited interim consolidated financial statements of Student Advantage for the three and six months ended June 30, 2001 and 2000, respectively, included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

     In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Student Advantage at June 30, 2001, and the results of its operations and its cash flows for the three and six months ended June 30, 2001 and 2000, respectively. The results for the three and six months ended June 30, 2001 are not necessarily indicative of the expected results for the full fiscal year or any future period. Certain prior period balances have been reclassified to conform to the current period presentation.

NOTE 2 - COMPUTATION OF UNAUDITED NET LOSS PER SHARE AND PRO FORMA NET LOSS PER SHARE (1)-(2)

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                       JUNE 30,                             JUNE 30,
                                                                2001             2000               2001               2000
                                                             -----------      -----------        -----------        -----------
    BASIC AND DILUTED NET LOSS PER SHARE:                    (UNAUDITED)      (UNAUDITED)        (UNAUDITED)        (UNAUDITED)

    Net loss                                                  $(8,392)          $(6,503)          $(17,408)          $(12,901)
                                                              =======           =======           ========           ========

    Basic and diluted weighted average common shares           45,508            35,980             41,366             35,784
                                                              =======           =======           ========           ========
       outstanding  (3)-(4)

    Basic and diluted net loss per share                      $ (0.18)          $ (0.18)          $  (0.42)          $  (0.36)
                                                              =======           =======           ========           ========

(1) The financial statements for the three and six month periods ending June 30, 2000 have been restated to reflect the acquisition of

     Edu.com, which was accounted for using the purchase method of accounting.

(2) Net loss per share is computed under SFAS No. 128, "Earnings Per Share". Basic net loss per share is computed using the weighted average number of shares. Diluted loss per share does not differ from basic loss per share since potential common shares from exercise of stock options and warrants are anti-dilutive for all periods presented.

(3) All outstanding options and warrants to purchase common stock (totaling 12,408,918 and 5,747,529 at June 30, 2001 and 2000, respectively) were excluded from the calculation of diluted earnings per share for all periods presented because their inclusion would have been anti-dilutive.

(4) As of June 30, 2001, Student Advantage had reserved 9,550,000 shares of its common stock for the exercise of various warrants with exercise prices ranging from $0.01 to $10.87.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

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

     In July 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141, which requires all business combinations to be accounted for using the purchase method, is effective for all business combinations initiated after June 30, 2001.

     In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement applies to goodwill and intangible assets acquired after June 30, 2001, as well as to goodwill and intangible assets previously acquired. Under this statement, goodwill and other certain intangible assets deemed to have an infinite life will no longer be amortized. Instead, these assets will be reviewed for impairment on a periodic basis, which may result in a non-cash charge to earnings. This statement is effective for the Company on July 1, 2001 with respect to any acquisitions completed after June 30, 2001, and on January 1, 2002 for all other goodwill and intangible assets. Management is currently evaluating the impact that this statement will have on the Company's financial statements.

NOTE 4 - RELATED PARTY TRANSACTIONS

     Effective May 15, 2000, Student Advantage entered into an Affiliate and E-Commerce Agreement with Princeton Review Publishing, LLC, and The Princeton Review Management, LLC ("TPR"). Princeton Review Publishing, LLC is a stockholder of Student Advantage and one of its officers and equity holders is a member of the Company's Board of Directors. Under the agreement, TPR agreed to pay the Company a fee to participate in the Student Advantage network by placing the Student Advantage logo and content on The Princeton Review's review.com web site. In addition, under the agreement, TPR will provide discounts as part of the Student Advantage Membership Program and market the discount to high school, college and university students. Additionally, under the agreement the Company will pay TPR a fee in exchange for exclusive advertising sales responsibilities for the review.com web site. The Company recorded revenue of $592,500 and expense of $662,500 related to this agreement during the six months ended June 30, 2001. Effective April 1, 2001, Student Advantage amended and restructured its agreement with TPR. The amendment called for the termination of the original Affiliate and E-Commerce Agreement effective March 31, 2001. In conjunction with the amendment, the parties also entered into a Co-Marketing and Membership Agreement expiring on December 31, 2001. Under this agreement TPR will pay the Company a fee to be the premier test partner on the Company's collegeclub.com web site. The Company will pay TPR a fee to promote Student Advantage and the Student Advantage Membership Program on its review.com web site. In addition, TPR will provide discounts as part of the Student Advantage, Membership Program and market the discount to high school, college, and university students. Furthermore, the parties agreed to integrate content onto each other's respective web sites.

NOTE 5 - OTHER EVENTS

     On May 1, 2001, Student Advantage issued 5 million shares of common stock to five investors, for an aggregate purchase price of $10.0 million. We also issued to these investors warrants to purchase an additional 2.3 million shares of common stock, including warrants to purchase 1.5 million shares of common stock with an exercise price of $3.00 per share and warrants to purchase 800,000 shares of common stock with an exercise price of $3.50 per share. The warrants to purchase 800,000 shares with an exercise price of $3.50 per share are subject to certain exercise price adjustments on certain dates based upon volume-weighted average sales prices. An adjustment described in the preceding sentence to the exercise price of the warrants shall not result in an adjustment to the number of shares of common stock issuable upon exercise of the warrants.

     On May 10, 2001, Student Advantage acquired certain assets of Edu.com, a privately held e-commerce company specializing in sales of consumer electronics, hardware and software to students. In connection with the acquisition, we issued 90,000 shares of Student Advantage common stock and warrants to purchase 450,000 shares of common stock, half of which have an exercise price of $2.28 and half of which have and exercise price of $3.42 and assumed certain liabilities of Edu.com. In addition, we canceled a $1.0 million secured promissory note previously issued to us by Edu.com in exchange for the assets securing the note. Edu.com is entitled to additional warrants to purchase up to 1,000,000 shares of common stock if certain financial goals are met by the end of the year. This consideration and Student Advantage's previous investment in Edu.com has been accounted for under the purchase method of accounting. The resulting treatment of the additional investment be in accordance with Accounting Principles
Bulletin: The Equity Method for Accounting for Investments in Common Stock ("APB 18"), which requires the application of step accounting in accordance with Accounting Research Bulletin 51: Consolidated Financial Statements Elimination of Intercompany Investment ("ARB 51"). Accordingly, Student Advantage has retroactively restated its investment in Edu.com on the equity method of accounting and recorded its ownership percentage of Edu.com's net loss for the years ended December 31, 1999 and 2000. As a result of applying the equity method in Edu.com, a portion of the cost of the Company's investment has been allocated to the equity in the net assets of Edu.com, amounting to approximately $1,064,000, $174,000, and $495,000 for the transactions occurring in 1999, 2000 and 2001 respectively. The difference between the cost of the investment and underlying equity in net assets has been allocated to goodwill. The goodwill is being amortized over two years.

     On June 25, 2001, Student Advantage entered into an Agreement and Plan of Merger (the "Agreement"), by and among the Company, Orion Acquisition Corp., a wholly-owned subsidiary of the Company ("Orion"), OCM Enterprises, Inc. ("OCM") and Devin A. Schain, Michael S. Schoen, Howard S. Dumhart, Jr., Paul D. Bogart and Steven L. Matejka (the "OCM Stockholders"). Pursuant to the Agreement, OCM was merged with and into Orion, which survived the merger and changed its name to OCM Direct, Inc. ("OCM Direct"). The aggregate consideration paid by the Company to the OCM Stockholders in connection with the acquisition of OCM Enterprises was (i) $8.0 million in cash paid at the closing, (ii) 2,433,333 shares of the Company's common stock, issued at the closing, (iii) shares of common stock to be issued not later than June 25, 2002 with a value of $1.25 million at the time of issuance based on the average of the last reported sales prices per share of common stock over the ten trading days ending on the trading day that is three days prior to the date of issuance, provided that the number of shares will not be less than 208,333 or greater than 1,250,000, and (iv) in the event that OCM Direct attains certain revenue performance goals described in the Agreement after the closing, up to $1.5 million payable at the Company's option in either shares of common stock or a combination of shares of common stock and cash, with the shares of common stock valued at the time of issuance based on the average of the last reported sales prices per share over the ten trading days ending on the trading day that is three days prior to the date of issuance or $1.00, whichever is greater, subject to adjustment under certain circumstances described in the Agreement. Under certain circumstances, the Company agreed to register with the Securities and Exchange Commission the shares of common stock issued in connection with the acquisition of OCM Enterprises for resale by the OCM Stockholders. We accounted for the acquisition of OCM Direct under purchase method of accounting, and the results of operations have been included in Student Advantage's results of operations beginning on the acquisition date. Goodwill and other intangible assets were recorded in connection with the acquisition of OCM Direct using best estimates for the fair value. We intend to complete an appraisal of the goodwill and other intangibles in the near term, and expect to adjust the valuation of these assets based on the results of the appraisal.

     On June 25, 2001, Student Advantage entered into a Loan Agreement (the "Loan Agreement") by and among the Company, the subsidiaries of the Company and Reservoir Capital Partners, L.P., Reservoir Capital Associates, L.P. and Reservoir Capital Master Fund, L.P. (collectively the "Lenders") providing for the establishment of credit facility in the aggregate principal amount of up to

$15,000,000, consisting of a $10,000,000 term loan and a $5,000,000 revolving loan. The Company borrowed $10,000,000 in the form of a term loan (the "Term Loan") and $5,000,000 in the form of a revolving loan (the "Revolving Loan"), and used substantially all of these proceeds to pay the cash portion of the purchase price for the acquisition and existing debt of OCM Direct (formerly OCM Enterprises), Inc. The remainder of the proceeds from the credit facility will be used for working capital and general corporate purposes of the Company. The credit facility matures in June 2004. The Lenders may call the credit facility by giving notice to the Company prior to an anniversary date of the closing date, in which case the obligations thereunder must be paid by the 120th day after such anniversary date (provided that if the amounts are paid after the 90th day, additional fees are chargeable by the Lenders). In addition, the credit facility requires mandatory prepayments in connection with certain asset sales and equity issuances by the Company or its subsidiaries. The credit facility is secured by a lien against substantially all of the assets of the Company, and is guaranteed by all of the Company's subsidiaries (including OCM Direct), which guarantees are also secured. Interest accrues under the credit facility at 12% per annum, and interest on the term loan portion is capitalized unless, under certain circumstances, the Lenders elect to have the Company pay such interest, in which case, the Company may choose to pay the accrued interest in cash or in common stock (provided that the option to pay such amount in common stock will only be available if, after issuance of such shares of common stock, the shares would be the subject of an effective registration statement or could be immediately resold by the Lenders). If the common stock option is selected, the number of shares of common stock deliverable will be determined by dividing the amount of interest being paid by 80% of the volume weighted average price as of the applicable term loan interest payment date. The Company will assess the impact of beneficial conversion features if the common stock option is selected. The credit facility also requires that the Company and its subsidiaries comply with certain affirmative, negative and financial covenants, which are more specifically described in the Loan Agreement.

     In connection with the transaction contemplated by the Loan Agreement, Student Advantage entered into a Warrant Agreement, dated June 25, 2001, by and among the Company and the Lenders (the "Warrant Agreement"), under which the Company issued to the Lenders warrants to purchase a number of shares of common stock based on the outstanding balance of the Term Loan and Revolving Loan. In accordance with the Warrant Agreement, the Company issued to the Lenders (i) warrants to purchase an aggregate of 500,000 shares of common stock, which are exercisable immediately, (ii) warrants to purchase an aggregate of 500,000 shares of common stock, which become exercisable if the entire balance of the Term Loan is outstanding on June 25, 2002 (or a pro rata portion of the 500,000 shares if only a portion of the Term Loan is then outstanding), and (iii) warrants to purchase an aggregate of 500,000 shares of common stock, which become exercisable if the entire balance of the Term Loan is outstanding on June 25, 2003 (or a pro rata portion of the 500,000 shares if only a portion of the Term Loan is then outstanding) (collectively, the "Term Warrants"). The number of shares subject to the Term Warrants is subject to adjustment under certain circumstances in accordance with the terms of the Term Warrants. The Company also issued to the Lenders warrants (the "Revolving Warrants") to purchase a number of shares of common stock based on the outstanding balance of the Revolving Loan. The number of shares subject to the Revolving Warrants is initially zero and increases by an aggregate of 20,833 shares for each full month that the entire Revolving Loan is outstanding (or a pro rata portion of the 20,833 shares for each shorter time period or lesser outstanding balance). The Company also agreed to issue one or more default warrants (the "Default Warrants" and, collectively with the Term Warrants and the Revolving Warrants, the "Warrants") to purchase shares of common stock in the event that the Company receives a notice of an event of default under the Loan Agreement. The number of shares subject to the Default Warrants shall initially equal the outstanding balance of the Term Loan and Revolving Loan including capitalized interest and accrued interest at such time divided by $1,000, and shall increase by one-thirtieth of such amount (or pro rata portion of such amount if the balance is reduced after the issuance of the Default Warrant) for each day that the event of default continues. The exercise price applicable to all of the Warrants is $.01 per share. The number of shares issuable upon exercise of the Warrants is subject to adjustment in accordance with the terms of the Warrant Agreement in the event that the Company issues certain additional securities at a price per share equal to less than ninety percent of the average trading price of the common stock over the 20 trading days preceding the date of issuance. The Warrant Agreement also requires that the Company register with the Securities and Exchange Commission the shares of common stock issuable upon exercise of the Warrants or issued in respect of accrued interest for resale by the Lenders within ninety days after the closing and use commercially reasonable efforts to cause the registration statement to be declared effective as soon as practicable. Under the terms of the Warrant Agreement, following payment or acceleration of the Term Loan, reduction or termination of the revolving loan commitment or issuance of the Default Warrants, the holders of the Warrants shall have the right to require the Company to purchase all or a portion of the Term Warrants, Revolving Warrants and Default Warrants, as the case may be, at a price per share of $2.50 plus, from and after June 25, 2002, interest at a rate equal to 27% per annum through the date of payment.

     The Company valued the warrants issued under the Warrant Agreement, using the Black-Scholes model, at $900,000. This amount has been recorded as a deferred financing cost included in other assets in the accompanying balance sheet and will be recognized as interest expense over the term of the debt. In accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, the Company will continue to mark the value of these warrants to market at each reporting period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Student Advantage has included in this filing certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 concerning Student Advantage's business, operations and financial condition. The words or phrases "can be", "expects", "may affect", "may depend", "believes", "estimate", "project", and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and Student Advantage cautions you that any forward-looking information provided by or on behalf of Student Advantage is not a guarantee of future performance. Actual results could differ materially from those anticipated in such forward-looking statements due to a number of factors, some of which are beyond Student Advantage's control, in addition to those discussed in Student Advantage's other public filings, press releases and statements by Student Advantage's management, including those set forth below under "Factors That May Affect Future Results". All such forward-looking statements are current only as of the date on which such statements were made. Student Advantage does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

OVERVIEW

     Student Advantage is a media and commerce connection for college students and the businesses and universities that serve them, primarily through our leading membership program and network of web sites. We report our revenue in two categories: student services revenue and corporate and university solutions revenue.

     Student services revenue is attributable to the parts of our business which are focused primarily on providing goods and services to students. Student services revenue includes commerce, subscription and advertising revenue. Commerce revenue includes primarily transaction-based revenues earned for reselling products and services and acquiring student customers on behalf of other businesses. To date, commerce revenue has included primarily revenue that we receive from the resale of Eurail passes, fees from SA Cash transactions, sales of residence hall linens and related accessories, care packages and diploma frames through direct mail marketing, and e-commerce revenue from our network of web sites. Subscription revenue is derived from membership sales. Subscription revenue is recognized ratably from the date of subscription to the end of the annual membership period, which ends on August 31 of each year. Memberships are distributed in several ways. We distribute memberships at no cost to certain qualified students. Of the memberships sold, historically almost all have been sold to AT&T and distributed in conjunction with an AT&T calling card. The membership cards associated with these membership sales are co-branded and serve as both a Student Advantage membership identification card and an AT&T calling card. We earn a fee from AT&T for these memberships. In June 2000, we restructured our agreements with AT&T, and as of June 30, 2001, AT&T had no further obligation to purchase memberships. For the 2000/2001 academic year, AT&T purchased 900,000 memberships. During 2000 and the first half of 2001, AT&T accounted for approximately 87% and 60% of subscription revenue, respectively. We also sell memberships to certain of our corporate partners for resale to students at their retail locations. In addition, we sell memberships directly to students for a membership fee that is currently $20 per year plus a $2.50 shipping and handling fee. Advertising revenue consists primarily of fees for banner advertisements and sponsorships on our network of web sites.

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

     We recorded deferred compensation of $4.2 million in the year ended December 31, 1998 and $228,000 in the first quarter of 1999, representing the difference between the exercise price of stock options granted and the fair market value of the underlying common stock at the date of grant. The difference is recorded as a reduction of stockholders' equity and is being amortized over the vesting period of the applicable stock options, typically four years. Of the total deferred compensation amount, $771,000 and $280,000 had been amortized during 2000 and the first half of 2001, respectively. During 2000, we reduced the amount of deferred compensation by approximately $677,000 as a result of cancellation of certain stock options due to the termination of certain employees' employment with Student Advantage. The amortization of deferred compensation is recorded as an operating expense. We currently expect to amortize the following remaining amounts of deferred compensation as of June 30, 2001 in the periods indicated:

     July 1, 2001-- December 31, 2001 ............          $281,000
     January 1, 2002-- December 31, 2002..........          $202,000
     January 1, 2003-- December 31, 2003..........          $  2,000

RESULTS OF OPERATIONS

     The financial statements for the interim period ended June 30, 2000 reflect a change in the classification of revenue categories and the associated cost of sales. The classifications have been changed from "Subscription" and "Other" to "Student Services" and "Corporate and University Solutions." In addition, the financial statements for these periods reflect a change in the presentation of stock based compensation charges. The charges have been included in each of the operating expense line items rather than as a separate line item. Prior year amounts have been restated to be consistent with the current year presentation. Certain historical amounts in these financial statements have been restated to reflect the acquisition of Edu.com, which has been accounted for under the purchase method of accounting.


     Comparison of Quarter Ended June 30, 2001 with Quarter Ended June 30, 2000

     Revenue. Total revenues increased to $13.6 million for the second quarter of 2001 from $11.6 million for the second quarter of 2000, due to an increase in student services revenues of $3.0 million which was offset in part by a decrease in corporate and university solutions revenue of $1.0 million.

     Student Services Revenue. Student services revenue increased to $10.4 million in the second quarter of 2001 from $7.4 million in the second quarter of 2000. The increase in student services revenue was primarily due to an increase in online advertising on our network of web sites. Online advertising increased primarily as a result of increased advertising from CollegeClub, which we acquired in the fourth quarter of 2000, and online campaigns provided to General Motors Corp. Transaction-based commerce revenues also contributed to the increase. These increases were offset, in part, by significant decreases in fees from AT&T for acquisitions of calling card customers and for membership fees as a result of the restructuring of the AT&T agreements in June 2000. We do not expect to earn any fees for the acquisition of AT&T calling card customers in future periods or any membership fees beyond August 31, 2001.

     Corporate and University Solutions Revenue. Corporate and university solutions revenue decreased to $3.1 million in the second quarter of 2001 from $4.2 million in the second quarter of 2000. Decreases in marketing services revenues resulted from decreased marketing spending by several current and potential customers. This decrease is attributed to overall slow-down in the economy and more specifically, the advertising and marketing industry. Revenues related to our Voice FX business decreased as a result of decreased volume in mailings by our customers, which has a direct effect on the volume of transactions.

     AT&T accounted for approximately 7% and 31% of total revenue in the second quarter of 2001 and the second quarter of 2000, respectively. Additionally, AT&T accounted for approximately 6% and 47% of student services revenue and 13% and 4% of corporate and university solutions revenue in the second quarter of 2001 and the second quarter of 2000, respectively. Revenue from AT&T in the second quarter of 2001 decreased on both an absolute dollar value basis over revenue in the second quarter of 2000, and on a percentage of revenue basis over revenue in the second quarter of 2000. We expect that revenue from AT&T will continue to decline in both absolute terms and as a percentage of total revenue in future periods. General Motors accounted for 24% of total revenue and 31% of student services revenue in the second quarter of 2001. One other customer, Capital One, accounted for approximately 6% and 20% of total revenue, 0% and 3% of student services revenue, and 28% and 51% of corporate and university solutions revenue in the second quarter of 2001 and the second quarter of 2000, respectively.

     Cost of Student Services Revenue. Cost of student services revenue consists of the costs associated with commerce, subscriptions, and advertising revenue. Commerce costs include costs of goods sold owed to third parties in connection with selling their products and personnel-related costs. Cost of subscription revenue consists of the costs associated with the fulfillment of membership subscriptions and customer service. Advertising costs consist primarily of production and mailing costs for Student Advantage Magazine (SAM), royalties paid to colleges for the use of organizational names and logos and for supplying sports activity content for our network of web sites and fees paid to partners in exchange for the right to place media inventory on such partners' web sites. Cost of student services revenue increased to $2.8 million in the second quarter of 2001 from $2.7 million in the second quarter of 2000. This increase was primarily due to the increase in costs related to the restructured AT&T agreement, and the cost of goods sold through the direct mail business. The increases were partially offset by the lower costs incurred for the production of SAM, of which no issues were published in the second quarter of 2001.

     Cost of Corporate and University Solutions Revenue. Cost of corporate and university solutions revenue consists of the costs of marketing services and commerce. Marketing services costs include the direct and indirect costs associated with planning and implementing events and promotions, media placement and other marketing services. Commerce costs include costs incurred primarily in connection with acquiring customers on behalf of our corporate clients. Cost of corporate and university solutions revenue decreased to $1.6 million in the second quarter of 2001 from $2.2 million in the second quarter of 2000, consistent with the decreases in revenues of both marketing services and the Voice FX business.

     Product Development. Product development expenses consist primarily of personnel-related and consulting costs associated with the development and enhancement of our suite of products which includes the Student Advantage Membership Program, our network of web sites and the SA Cash Program. Product development expenses increased to $4.8 million in the second quarter of 2001 from $4.0 million in the second quarter of 2000. The increase is primarily due to costs incurred in connection with the acquisition of CollegeClub in the fourth quarter of 2000, the enhancement of our membership program and the development of new product offerings.

     Sales and Marketing. Sales and marketing expenses consist primarily of personnel and other costs related to our sales and marketing programs. Sales and marketing expenses increased to $6.5 million in the second quarter of 2001 from $4.5 million in the second quarter of 2000. The increase in sales and marketing was due, in large part, to a non-cash expense for television advertising relating to CollegeClub. In connection with the Lycos, Inc. marketing agreement entered into in the third quarter of 1999, we recorded a warrant valued at $2.2 million which has been fully expensed to date, of which $666,000 was amortized to sales and marketing expense in the second quarter of 2001 and $222,000 in the second quarter of 2000.

     General and Administrative. General and administrative expenses consist primarily of costs related to general corporate functions, including executive management, finance, human resources, facilities, accounting and legal. General and administrative expenses increased to $2.9 million in the second quarter of 2001 from $2.6 million in the second quarter of 2000. The increase in general and administrative expenses is primarily due to higher facilities, legal, accounting and personnel related costs related to the acquisitions of CollegeClub in the fourth quarter of 2000, and Edu.com and OCM Direct in the second quarter of 2001.

     Depreciation and Amortization. Depreciation expense increased to $1.5 million in the second quarter of 2001 from $576,000 in the second quarter of 2000 primarily as a result of $8.8 million in fixed assets acquired as a result of our acquisition of CollegeClub in the fourth quarter of 2000, and, to a lesser extent, fixed asset purchases during the latter half of 2000 and the first half of 2001. Amortization expense increased to $2.1 million in the second quarter of 2001 from $860,000 in the second quarter of 2000, primarily as a result of the acquisitions of ScholarAid, College411, substantially all of the assets of eStudentLoan, and CollegeClub in 2000, and certain assets of Edu.com and OCM Direct (formerly OCM Enterprises) in the second quarter of 2001.

     Interest and Other Income. Interest and other income includes interest income from cash balances, interest expense related to Student Advantage's financing obligations, and gain on sale of certain assets. Interest and other income decreased to $222,000 in the second quarter of 2001 from $396,000 in the second quarter of 2000. The decrease is a result of interest income earned on lower average cash and cash equivalents balances during the second quarter of 2001 compared to that of the second quarter of 2000, as well as interest expense resulting from the assumption of certain capital leases of ScholarAid and CollegeClub in 2000, and debt related to the Purchase of OCM Direct (formerly OCM Enterprises). These decreases were offset in part by gains on sales of certain assets.

     Comparison of Six Months Ended June 30, 2001 with Six Months Ended June 30, 2000

     Revenue. Total revenues increased to $26.8 million for the first six months of 2001 from $22.7 million for the first six months of 2000 due to an increase in student services revenue of $5.1 million which was offset in part by a decrease in corporate and university solutions revenue of $1.0 million. The increase in student services revenue is primarily due to an increase in online advertising on our network of web sites. Online advertising increased primarily due to our acquisition of CollegeClub in the fourth quarter of 2000. The decrease in corporate and university solutions revenue is primarily due to a decrease in marketing services revenue resulted from decreased marketing spending by several current and potential customers.

     Student Services Revenue. Student services revenue increased to $19.5 million in the first six months of 2001 from $14.4 million in the first six months of 2000. The increase in student services revenue was primarily due to an increase in online advertising on our network of web sites. Online advertising increased primarily as a result of increased advertising from CollegeClub, which we acquired in the fourth quarter of 2000, and online campaigns provided to General Motors Corp. Transaction-based commerce revenues also contributed to the increase. These increases were offset, in part, by significant decreases in fees from AT&T for acquisitions of calling card customers and for membership fees as a result of the restructuring of the AT&T agreements in June 2000. We do not expect to earn any fees for the acquisition of AT&T calling card customers in future periods or any membership fees beyond August 31, 2001.

     Corporate and University Solutions Revenue. Corporate and university solutions revenue decreased to $7.3 million in the first six months of 2001 from $8.4 million in the first six months of 2000. Decreases in marketing services revenues resulted from decreased marketing spending by several current and potential customers. This decrease is attributed to overall slow-down in the economy and more specifically, the advertising and marketing industry. Revenues related to our Voice FX business decreased as a result of decreased volume in mailings by our customers, which has a direct effect on the volume of transactions.

     AT&T accounted for approximately 13% and 35% of total revenue in the first six months of 2001 and the first six months of 2000, respectively. Additionally, AT&T accounted for approximately 11% and 52% of student services revenue and 20% and 6% of corporate and university solutions revenue in the first half of 2001 and the first half of 2000, respectively. General Motors Corp. accounted for 23% of total revenue and 31% of student services revenue for the first six months of 2001. One other customer, Capital One, accounted for approximately 18% of total revenue and 20% of student services revenue for the first six months of 2001.

     Cost of Student Services Revenue. Cost of student services revenue decreased to $4.6 million in the first six months of 2001 from $5.6 million in the first six months of 2000. This decrease is primarily due to the lower costs associated with revenues generated by CollegeClub and the elimination of the costs related to Student Advantage Magazine (SAM).

     Cost of Corporate and University Solutions Revenue. Cost of corporate and university solutions revenue decreased to $4.0 million in the first six months of 2001 from $4.4 million in the first six months of 2000. This decrease is primarily due to the decrease in costs consistent with the decrease in marketing services and revenues from the Voice FX business.

     Product Development. Product development expenses increased to $10.6 million in the first six months of 2001 from $7.8 million in the first six months of 2000. The increase is primarily due to costs incurred in connection with the enhancement of our network of web sites, the development of our customer database, development of new product offerings such as SA Cash and our purchases of substantially all of the assets of eStudentLoan and CollegeClub during 2000 and certain assets of Edu.com in the second quarter of 2001.

     Sales and Marketing. Sales and marketing expenses increased to $12.5 million in the first six months of 2001 from $9.3 million in the first six months of 2000. The increase in sales and marketing expenses was due, in large part, to increased expenditures related to the expansion of our sales force, expanding and servicing our corporate and university base of partners, building brand awareness, and supporting the marketing services business. In connection with the Lycos, Inc. marketing agreement entered into in the third quarter of 1999, we recorded a warrant valued at $2.2 million. Of this amount, $888,000 and $444,000 was amortized to sales and marketing expense in the first six months of 2001 and 2001, respectively.

     General and Administrative. General and administrative expenses increased to $5.7 million in the first six months of 2001 from $5.0 million in the first six months of 2000. Increases in general and administrative expenses are primarily due to higher facilities, legal, accounting and personnel related costs, as a result of the purchase of substantially all of the assets of eStudentLoan and CollegeClub during 2000 and certain assets of Edu.com and OCM Direct (formerly OCM Enterprises) in the second quarter of 2001.

     Depreciation and Amortization. Depreciation expense increased to $2.9 million in the first six months of 2001 from $1.0 million in the first six months of 2000 primarily as a result of fixed asset purchases during the latter part of 2000 and the first six months of 2001. Amortization expense increased to $3.4 million in the first six months of 2001 from $1.4 million in the first six months of 2000, primarily as a result of the acquisitions of ScholarAid, College411, substantially all of the assets of eStudentLoan, and CollegeClub in 2000, and certain assets of Edu.com and OCM Direct (formerly OCM Enterprises) in the second quarter of 2001.

     Interest and Other Income. Interest decreased to $152,000 in the first six months of 2001 from $869,000 in the first six months of 2000. The decrease is a result of interest income earned on higher average cash and cash equivalents balances during the first six months of 2000 compared to that of the first six months of 2001, as well as the assumption of certain capital leases of Scholaraid and CollegeClub during 2000, and debt related to the purchase of OCM Direct (formerly OCM Enterprises Inc.). Borrowings under a revolving loan were $5.0 million at June 30, 2001 and $2.0 million under a line of credit at June 30, 2000. These decreases were offset in part by gains on sales of certain assets.

LIQUIDITY AND CAPITAL RESOURCES

     Student Advantage has financed its operations primarily through the private and public placement of securities, cash from operations, borrowings under its credit facilities and loans from equity holders. In October 1998, Student Advantage completed a private placement of equity securities to new investors and received $9.9 million in net proceeds. In June 1999, Student Advantage completed its initial public offering selling 6.0 million shares and raising $44.6 million, net of offering costs. On July 21, 1999, an additional 900,000 shares were issued by Student Advantage as a result of the full exercise of the underwriters' over-allotment option, resulting in additional net proceeds of $6.7 million. In October 2000, Student Advantage completed a private placement of equity securities to investors and received $10.0 million in gross proceeds. Also in October 2000, we completed our acquisition of substantially all of the assets of CollegeClub and certain of its subsidiaries and paid $8.3 million in cash, assumed certain liabilities and issued approximately 1.3 million shares of our common stock in connection with the acquisition.

     On May 1, 2001 Student Advantage completed a private placement of equity securities to new and existing investors and received $10.0 million in gross proceeds.

     On June 25, 2001, Student Advantage entered into a Loan Agreement by and among Student Advantage, the subsidiaries of Student Advantage, and Reservoir Capital Partners, L.P., Reservoir Capital Associates, L.P. and Reservoir Capital Master Fund, L.P. (collectively the, "Lenders") providing for the establishment of credit facility in the aggregate principal amount of up to $15,000,000, consisting of a $10,000,000 Term Loan and a $5,000,000 revolving loan. On June 25, 2001, Student Advantage borrowed $10,000,000 in the form of a Term Loan and $5,000,000 in the form of a Revolving Loan, and used a portion of these proceeds to pay the cash portion of the purchase price for the acquisition of OCM Enterprises (now known as OCM Direct). The remainder of the proceeds from the credit facility, which aggregated approximately $549,000, will be used for working capital and general corporate purposes of the Company. The credit facility matures in June 2004, provided that the Lenders may call the credit facility by giving notice to Student Advantage prior to an anniversary date of the closing date, in which case the obligations thereunder must be paid by the 120th day after such anniversary date (provided that if the amounts are paid after the 90th day, additional fees are chargeable by the Lenders). In addition, the credit facility requires mandatory prepayments in connection with certain asset sales and equity issuances by Student Advantage or its subsidiaries. The credit facility is secured by a lien against substantially all of the assets of Student Advantage, and is guaranteed by all Student Advantage subsidiaries (including OCM Direct), which guarantees are also secured.

     As of June 30, 2001, Student Advantage had $8.6 million in cash and cash equivalents.

     Net cash used in operating activities was $11.7 million for the first six months of 2001 and $10.6 million for the first half of 2000. The net cash used in the first six months of 2001 was primarily a result of a net loss of $17.4 million, offset by depreciation and amortization of $6.3 million.

     Net cash used in investing activities was $10.6 million for the first six months of 2001 resulted from the purchase of fixed assets. Net cash provided by investing activities in the first six months of 2000 was $8.3 million. The net cash used by investing activities was due to $9.3 million related to the acquisition of OCM Direct (formerly OCM Enterprises) and Edu.com and $1.3 million of capital expenditures.

     Net cash provided by financing activities in the first six months of 2001 of $18.1 million was primarily related to the sale of 5 million shares of common stock in a private placement, and the net proceeds from a debt financing consisting of a Term Loan of $10 million and a Revolving Loan of $5 million, which was used to replace an existing line of credit used by OCM Enterprises prior to the acquisition.

     Student Advantage has experienced substantial increases in its expenditures consistent with growth in operations and staffing, and anticipates that this will continue for the foreseeable future. Additionally, Student Advantage will continue to evaluate possible investments in businesses, products and technologies and plans to expand its web infrastructure, direct mail business, sales and marketing programs and aggressively promote its brands. While Student Advantage expects to continue to incur negative cash flows into the third quarter of fiscal 2001, the Company currently anticipates that its available cash resources, together with cash expected to be provided from operations, will be sufficient to meet its anticipated needs for working capital and capital expenditures for at least the next 12 months. Projections for 2001 include significant growth in revenues. If revenue projections do not materialize as anticipated, the Company may be required to obtain additional financing. If additional financing is not obtained then management will take appropriate action to manage cash resources that would include the implementation of cost reduction measures. Management estimates that these cost reductions would provide the necessary funding for operations at such reduced revenue levels. In addition, any significant acquisitions by us may require additional equity or debt financing to fund the purchase price, if paid in cash, as well as approval by certain debt and equity holders. There can be no assurance that additional funding will be available when required or that it will be available on terms acceptable to us.

FACTORS THAT MAY AFFECT FUTURE RESULTS

WE HAVE EXPERIENCED LOSSES IN THE PAST AND EXPECT FUTURE LOSSES

We have not achieved profitability and have incurred significant operating losses. We incurred net losses of $24.9 million in 2000 and $17.4 million in the first half of 2001. As of June 30, 2001, our accumulated deficit was $90.5 million. We expect to continue to incur significant operating and capital expenditures and, as a result, we will need to generate significant revenue to achieve and maintain profitability.

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

During the second quarter of 2001, AT&T completed their obligation to purchase Student Advantage memberships in bulk and other services under the agreement, which expires on June 30, 2003. In prior years, the majority of student members have opted for the AT&T or other corporate partner's promotional offer to Student Advantage. These promotional offers have included a free one-year membership to Student Advantage. Our corporate partners have purchased Student Advantage memberships in bulk to fulfill these promotional offers.

We have focused our efforts to change the marketing model for the sale of memberships from a primarily bulk sale model to a more balanced model which includes the sale of memberships to both corporate partners in bulk and to individuals. We expect to sell memberships under this new model through our corporate partners, the Student Advantage network of websites, our direct mail marketing business and other related marketing channels. We anticipate a decrease in the overall number of memberships sold through bulk sale arrangements to be partially offset by an increase in number of individual memberships sold. We expect the overall revenue from membership sales to increase as a result of the higher price point of the individual membership versus a bulk sale membership. The inability to successfully develop this marketing model or the related sales channels could have a materially adverse effect on the business. It is difficult for us to project future levels of subscription, transaction related, and advertising revenues and profits.

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

Additional financing may not be available when needed on terms favorable to us or at all. Our failure to raise additional funds, if needed, or secure an additional credit facility may result in our inability to:

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

WE HAVE TAKEN ON A MATERIAL AMOUNT OF INDEBTEDNESS

We incurred material indebtedness in connection with the acquisition of OCM Direct (formerly OCM Enterprises) under the terms of the loan agreement we entered into with Reservoir Capital Partners, Reservoir Capital Associates, and Reservoir Capital Master Fund. As of June 30, 2001, we had $15 million of indebtedness. The terms of the loan agreement permit us to incur additional indebtedness, subject to certain limitations. We will be required to make periodic interest payments over a three year period, at which time the total outstanding principle balance will become due and payable. In addition to the repayment terms, we will be required to meet certain financial and non-financial covenants.

Our debt may have important consequences to us, including but not limited to the following:

- our ability to obtain additional financing for future acquisitions (if any), working capital, capital expenditures or other purposes may be impaired or any such financing may not be on terms favorable to us;

- a substantial decrease in net operating cash flows or increase in expenses could make it difficult for us to meet our debt service requirements or force us to modify our operations or sell assets; and

- our debt structure may place us at a competitive disadvantage and affect our ability to adjust rapidly to market conditions or may make us vulnerable to a downturn in our business or the economy generally or changing market conditions and regulations.

Our ability to repay or to refinance our obligations with respect to our indebtedness will depend on our future financial and operating performance, which, in turn, may be subject to prevailing economic and competitive conditions and to certain financial, economic, and other factors, many of which are beyond our control. Our ability to meet our debt service and other obligations may depend in significant part on the extent to which we can implement successfully our business and growth strategy. There can be no assurance that we will be able to successfully implement our strategy or that the anticipated results of our strategy will be realized.

A LIMITED NUMBER OF CUSTOMERS REPRESENT A SIGNIFICANT PERCENTAGE OF OUR REVENUE

A limited number of customers currently account for a significant percentage of our total revenues. In 2000, two customers, in the aggregate, accounted for approximately 50% of total revenues. In the first half of 2001, three customers, in the aggregate, accounted for approximately 25% of total revenue. We expect a limited number of customers to continue to account for a significant percentage of total revenues in the future and we believe that we must continue to acquire additional customers to be successful. The loss of any one of these customers, or a material decrease in the services provided to these customers could have a materially adverse effect on our business.

While we anticipate that revenues from this limited number of customers will decline as a percentage of total revenues, we expect that a limited number of customers will continue to represent a significant percentage of our total revenues.

OUR OPERATING RESULTS DEPEND ON OUR ABILITY TO MAINTAIN AND INCREASE BUSINESS ALLIANCES AND UNIVERSITY RELATIONSHIPS

We are dependent upon our sponsors, both national and local, to provide our members and SA Cash participants with discounts on their products and services. We are also dependent on maintaining college and university relationships to market and sell our products and services. Our ability to maintain these alliances and relationships and to develop new alliances and relationships is critical to our ability to maintain our members, direct mail customers, and our SA Cash university partners. A failure to acquire or maintain alliances and relationships with colleges and universities could have a material adverse effect on our business. In addition, our agreements with a number of our sponsors preclude us from entering into similar arrangements with their competitors. This restriction may prevent us in some cases from offering attractive additional discounts to our members.

COLLEGES AND UNIVERSITIES ARE INCREASINGLY RELUCTANT TO PERMIT BUSINESSES TO MARKET PRODUCTS AND SERVICES ON CAMPUS

Colleges and universities are becoming increasingly wary of businesses that market products and services to their students. Many colleges and universities are seeking to decrease or eliminate such marketing. In particular, colleges and universities are concerned that many students have incurred substantial levels of credit card debt. As a result, colleges and universities often attempt to prevent credit card companies and other companies that offer credit from marketing to their students. In the past, we have been mistaken for a credit card company because we give students a plastic card and a unique identification number to represent their membership, and because we participate in the issuance by universities of a stored-value card used in conjunction with student ID cards (SA Cash). This sometimes makes it difficult for us to gain access to college and university students, and we have been denied access to certain college and university campuses. To date, we have not maintained sufficient data to determine the specific number of colleges and universities that have denied us access to their campuses. Any inability to directly contact students on campus or through direct mail could have a material adverse effect on our business.

OUR BUSINESS IS SUBJECT TO SEASONAL FLUCTUATIONS, WHICH MAY AFFECT OUR REVENUES AND OPERATING RESULTS

We tend to sell most of our memberships in the beginning of the fall and winter academic terms. All of these memberships expire on August 31 of each year. Because the aggregate number of memberships within a school year increases as new members are added, we recognize revenue from memberships ratably over the period from the time of subscription until the end of our membership year, our subscription revenue will typically be higher in the first and second quarters than in the fourth quarter of each fiscal year. It is difficult to determine how the third quarter will typically compare, since it includes two calendar months from the end of a membership year and the first month of the subsequent membership year. In addition, a significant portion of the direct mail business revenues occurs during the summer months. The revenue on these sales is generally recognized when the products are shipped to our customers. Our limited operating history and rapid growth make it difficult for us to more fully assess the impact of seasonal factors on our business.

OUR QUARTERLY REVENUES AND OPERATING RESULTS ARE NOT INDICATIVE OF FUTURE PERFORMANCE AND ARE DIFFICULT TO FORECAST

In addition to the seasonal fluctuations described above, our revenues and operating results may vary from quarter to quarter for a variety of other reasons, such as the timing of revenues from corporate sponsors or non-recurring revenues or charges.

You should not rely on quarter-to-quarter comparisons of our operating results or our operating results for any particular quarter as indicative of our future performance. It is possible that in some future periods our operating results may be below the expectations of public market analysts and investors. In this event, the price of our common stock might fall. A significant portion of our revenue is derived from our membership and direct mail business. A significant percentage of our members graduate each year and, therefore, do not renew their memberships, furthermore, substantially all of our memberships expire annually and require our members to re-new the membership subscription. Our revenue growth is highly dependent upon our ability to market the value of our membership to college students and to retain members on a yearly basis. To date, we have not maintained sufficient data to determine the specific number of members who renew on a yearly basis. A failure to acquire new members or renew current members could have a material adverse effect on our business. Through our direct mail business, a dispropertionate share of our revenue is recorded in the second and third quarter of each calendar year as a result of the timing of our mailings and customer demand.

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

- providers of payment platforms such as stored-value cards and credit cards, including Visa and Mastercard; and

- vendors of college student information, merchandise, products and services distributed through online and offline means, including retail stores, direct mail and schools.

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

We have acquired several businesses. Recently we acquired certain assets of Edu.com and we acquired OCM Direct, Inc. (formerly known as OCM Enterprises, Inc.). Achieving the anticipated benefits of these acquisitions will depend in part upon whether the integration of these businesses is accomplished in an efficient, effective and timely manner. In some cases, the difficulty associated with integrating these businesses may be increased by the necessity of coordinating geographically separated organizations. There can be no assurance that the anticipated benefits of these acquisitions will be achieved.

WE MAY BE UNABLE TO SUCCESSFULLY MANAGE CHANGES IN OUR BUSINESS

We have experienced a period of significant growth. This growth has placed significant demands on our management and strains on our resources. Revenue has increased from approximately $1.8 million in 1996 to $48.0 million in 2000 and to $26.8 in the first half of 2001, as compared to $22.7 million in the first half of 2000. During that same time period, we increased from fewer than 50 to nearly 500 employees.

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

WE MUST ATTRACT AND RETAIN KEY MANAGEMENT AND OTHER HIGHLY-QUALIFIED PERSONNEL IN A COMPETITIVE LABOR MARKET

Our success depends largely upon the continued service of our executive officers, including Raymond V. Sozzi, Jr., our president and chief executive officer, and other key management and technical personnel, and our ability to continue to attract, retain and motivate other qualified personnel. Competition for such personnel is intense. We have experienced, and we expect to continue to experience in the future, difficulty in hiring highly skilled employees with the appropriate qualifications. Furthermore our business is labor intensive. If our ability to assemble a qualified work force were impaired, or if we do not succeed in attracting new personnel or retaining and motivating our current personnel, our business could be adversely affected.

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

OUR ABILITY TO EXECUTE ON OUR SUPPLY CHAIN MANAGEMENT PLAN IN OUR DIRECT MARKETING BUSINESS IS DEPENDENT UPON A LIMITED NUMBER OF SUPPLIERS THAT MAY BE SUBJECT TO INTERNATIONAL SHIPPING OR TRADE LIMITATIONS.

Our direct marketing business requires reasonably accurate execution of our supply chain management plan. We are dependent on third parties to supply us with products for resale to our customers. These third party suppliers may be subject to international shipping or trade limitations, which may impact the timing of the delivery and/or cost of these products. If we are unable to successfully procure accurate quantities of goods from our suppliers on a timely basis, we may not be able to fulfill the orders of our customers. Furthermore, if customer demand does not materialize based on our projections, it may result in excess inventory of certain products. Either of these circumstances may have a materially adverse effect on our business.

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

WE MAY BE SUED FOR INFORMATION RETRIEVED FROM THE INTERNET

We may be subjected to claims for defamation, invasion of privacy, negligence, copyright or trademark infringement, personal injury or other legal theories relating to the information we publish on our network of web sites or in our publications or the use of our academic search engine in the form of web crawling or framing. These types of claims have been brought, sometimes successfully, against online services as well as other print publications in the past, particularly in connection with archive services. Our syndication of content, including U-Wire content, to such archive services could expose the Company to indemnification claims in the event copyright holders assert their rights. We could also be subjected to claims based upon the content that is accessible from our network of web sites through links to other web sites or through content and materials that may be posted by members in chat rooms or bulletin boards including those located on the collegeclub.com web site. Our insurance may not adequately protect us against these types of claims.

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

Legislative or regulatory requirements may heighten privacy concerns if businesses must notify Internet users that the data may be used by marketing entities to direct product promotion and advertising to the user. The Federal Trade Commission and state agencies have been investigating various Internet companies regarding their use of personal information. In 1998, the United States Congress enacted the Children's On-line Privacy Protection Act of 1998. In addition, the Gramm-Leach-Bliley Act ("GLB"), which governs privacy issues related to financial institutions, went into effect on July 1, 2001. If the Company's programs are determined to be of a nature covered by the GLB, we may be required to undertake certain notices to our members and users and/or modify the membership program and other services. We depend upon collecting personal information from our customers and the regulations promulgated under this act have made it more difficult for us to collect personal information from some of our customers. If third parties are able to penetrate our network security or otherwise misappropriate our users' personal information, we could be subject to liability. We could also be liable for claims based on unauthorized purchases with credit card information, impersonation or other similar fraud claims. We could also be held responsible for disclosing personal information or images, such as our disclosing such information for unauthorized marketing purposes or for including it in our photo gallery and web cam section on collegeclub.com. These claims could result in litigation. In addition, we could incur additional expenses if new regulations regarding the use of personal information are introduced or if our privacy practices are investigated. Other countries and political entities, such as the European Economic Community, have adopted such legislation or regulatory requirements. If consumer privacy concerns are not adequately addressed, our business, financial condition and results of operations could be materially harmed. We may also be subject to additional state and Federal banking regulations (Federal Reserve) in connection with the introduction of some of our new products such as SA Cash or eStudentLoan.

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

WE MAY BE SUBJECT TO LITIGATION WHICH COULD HAVE A MATERIAL ADVERSE EFFECT UPON OUR BUSINESS

Our industry has been the subject of substantial amounts of litigation regarding intellectual property and contractual rights. Consequently, there can be no assurance that third parties will not allege claims against us with respect to current or future trademarks, advertising or marketing strategies, our syndication of content to third parties offering archived database service, business processes or other proprietary rights, or that we will counterclaim against any such parties in such actions. Any such claims or counterclaims could be time-consuming, result in costly litigation, diversion of management's attention, require us to redesign our products or advertising/marketing strategies or require us to enter into royalty or licensing agreements, any of which could have a material adverse effect upon our business, results of operations and financial condition. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all.

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

CERTAIN CURRENT STOCKHOLDERS OWN A LARGE PERCENTAGE OF OUR VOTING STOCK

As of August 8, 2001, our executive officers, directors and affiliated entities, together own approximately 48% of our outstanding common stock. Therefore, these stockholders are able to significantly influence all matters requiring stockholder approval and, thereby, our management and affairs. Matters that typically require stockholder approval include:

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

PART II. OTHER INFORMATION.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On May 1, 2001, Student Advantage issued 5 million shares of common stock to five investors, for an aggregate purchase price of $10.0 million. We also issued to these investors warrants to purchase an additional 2.3 million shares of common stock, including warrants to purchase 1.5 million shares of common stock with an exercise price of $3.00 per share and warrants to purchase 800,000 shares of common stock with an exercise price of $3.50 per share. The warrants to purchase 800,000 shares with an exercise price of $3.50 per share are subject to certain exercise price adjustments on certain dates based upon volume-weighted average sales prices. An adjustment described in the preceding sentence to the exercise price of the warrants shall not result in an adjustment to the number of shares of common stock issuable upon exercise of the warrants. These securities were issued to the investors under the exemptions from registration set forth in Section 4(2) of the Securities Act of 1933, as amended. No underwriters were involved in such transaction.

     On May 10, 2001, Student Advantage acquired certain assets of Edu.com. In connection with the acquisition, we issued 90,000 shares of Student Advantage common stock and warrants to purchase 450,000 shares of common stock, half of which have an exercise price of $2.28 and half of which have and exercise price of $3.42, and assumed certain liabilities of Edu.com. In addition, we canceled a $1.0 million secured promissory note previously issued to us by Edu.com in exchange for the assets securing the note. Edu.com is also entitled to additional warrants to purchase up to 1,000,000 shares of common stock if certain financial goals are met by the end of the year. These securities were issued to Edu.com under the exemptions from registration set forth in Section 4(2) of the Securities Act of 1933, as amended. No underwriters were involved in such transaction.

     On June 25, 2001, Student Advantage acquired OCM Direct (formerly OCM Enterprises, Inc.) ("OCM Direct"). The consideration paid by the Company to Devin A. Schain, Michael S. Schoen, Howard S. Dumhart, Jr., Paul D. Bogart and Steven L. Matejka (the "OCM Stockholders") in connection with the acquisition of OCM Direct included (i) 2,433,333 shares of the Company's common stock, issued at the closing, (ii) shares of common stock to be issued not later than June 25, 2002 with a value of $1.25 million at the time of issuance based on the average of the last reported sales prices per share of common stock over the ten trading days ending on the trading day that is three days prior to the date of issuance, provided that the number of shares will not be less than 208,333 or greater than 1,250,000, and (iii) in the event that OCM Direct attains certain revenue performance goals after the closing, up to $1.5 million payable at the Company's option in either shares of common stock or a combination of shares of common stock and cash, with the shares of common stock valued at the time of issuance based on the average of the last reported sales prices per share over the ten trading days ending on the trading day that is three days prior to the date of issuance or $1.00, whichever is greater, subject to adjustment under certain circumstances. These securities were issued to the OCM Stockholders under the exemptions from registration set forth in Section 4(2) of the Securities Act of 1933, as amended. No underwriters were involved in such transaction.

     On June 25, 2001, Student Advantage entered into a Loan Agreement (the "Loan Agreement") by and among the Company, the subsidiaries of the Company and Reservoir Capital Partners, L.P., Reservoir Capital Associates, L.P. and Reservoir Capital Master Fund, L.P. (collectively the "Lenders") providing for the establishment of credit facility in the aggregate principal amount of up to $15,000,000, consisting of a $10,000,000 term loan (the "Term Loan") and a $5,000,000 revolving loan (the "Revolving Loan"). In connection with the transactions contemplated by the Loan Agreement, Student Advantage entered into a Warrant Agreement, dated June 25, 2001, by and among the Company and the Lenders (the "Warrant Agreement"), under which the Company issued to the Lenders warrants to purchase a number of shares of common stock based on the outstanding balance of the Term Loan and Revolving Loan. In accordance with the Warrant Agreement, the Company issued to the Lenders (i) warrants to purchase an aggregate of 500,000 shares of common stock, which are exercisable immediately,
(ii) warrants to purchase an aggregate of 500,000 shares of common stock which become exercisable if the entire balance of the Term Loan is outstanding on June 25, 2002 (or a pro rata portion of the 500,000 shares if only a portion of the Term Loan is then outstanding), and (iii) warrants to purchase an aggregate of 500,000 shares of common stock, which become exercisable if the entire balance of the Term Loan is outstanding on June 25, 2003 (or a pro rata portion of the 500,000 shares if only a portion of the Term Loan is then outstanding) (collectively, the "Term Warrants"). The number of shares subject to the Term Warrants is subject to adjustment under certain circumstances in accordance with the terms of the Term Warrants. The Company also issued to the Lenders warrants (the "Revolving Warrants") to purchase a number of shares of common stock based on the outstanding balance of the Revolving Loans. The number of shares subject to the Revolving Warrants is initially zero and increases by an aggregate of 20,833 shares for each full month that the entire Revolving Loan is outstanding (or a pro rata portion of the 20,833 shares for each shorter time period or lesser outstanding balance). The Company also agreed to issue one or more default warrants (the "Default Warrants" and, collectively with the Term Warrants and the Revolving Warrants, the "Warrants") to purchase shares of common stock in the event that the Company receives a notice of an event of default under the Loan Agreement. The number of shares subject to the Default Warrants shall initially equal the outstanding balance of the Term Loans and Revolving Loans including capitalized interest and accrued interest at such time divided by $1,000, and shall increase by one-thirtieth of such amount (for pro rata portion of such amount if the balance is reduced after the issuance of the Default Warrant) for each day that the event of default continues. The exercise price applicable to all of the Warrants is $.01 per share. The number of shares issuable upon exercise of the Warrants is subject to adjustment in accordance with the terms of the Warrant Agreement in the event that the Company issues certain additional securities at a price per share equal to less than ninety percent of the average trading price of the common stock over the 20 trading days preceding the date of issuance. Under the terms of the Warrant Agreement, following payment or acceleration of the Term Loan, reduction or termination of the revolving loan commitment or issuance of the Default Warrants, the holders of the Warrants shall have the right to require the Company to purchase all or a portion of the Term Warrants, Revolving Warrants and Default Warrants, as the case may be, at a price per share of $2.50 plus, from and after June 25, 2002, interest at a rate equal to 27% per annum through the date of payment. These securities were issued to the Lenders under the exemptions from registration set forth in Section 4(2) of the Securities Act of 1933, as amended. No underwriters were involved in such transaction.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 21, 2001, the following proposals were voted on at the Annual Meeting of Stockholders:

                                                                      For            Against/       Abstain
Proposal                                                                             Withheld
1.   To elect John M. Connolly as a Class II director
     to serve for a three year term expiring at the Annual
     Meeting following the fiscal year ended December 31, 2003.    21,031,139       1,901,559         N/A

2.   To elect Raymond V. Sozzi, Jr. as a Class II
     director to serve for a three year term expiring at the
     Annual Meeting following the fiscal year ended
     December 31, 2003.                                            21,031,139       1,901,559         N/A

3.   To approve an amendment to the
     Company's 1998 Stock Incentive Plan
     increasing the number of shares of
     Common Stock issuable under the Plan
     from 9,500,000 shares to 12,000,000
     shares and the continuance of the
     Plan, as amended.                                             15,041,338       2,416,140         13,259

     In addition to the two directors listed above who were elected at the meeting, the terms of the following directors continued after the meeting:
William S. Kaiser, John S. Katzman, Marc J. Turtletaub and Charles F. Young.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

     10.1 Co-Marketing and Membership Agreement between Student Advantage, Inc. and The Princeton Review, dated April 2, 2001, as Amendment No. 1 dated August 10, 2001. **

     ** Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

     (b)  REPORTS ON FORM 8-K

     The Company filed a Current Report on Form 8-K dated April 11, 2001 with the Securities and Exchange Commission on April 13, 2001 reporting a change in certifying accountant.

     The Company filed a Current Report on Form 8-K dated May 1, 2001 with the Securities and Exchange Commission on May 4, 2001 reporting the closing of a $10,000,000 financing.

     The Company filed Amendment No. 1 to Current Report on Form 8-K/A dated May 11, 2001 with the Securities and Exchange Commission on May 16, 2001, reporting an amendment to the disclosure contained in the Current Report on Form 8-K dated May 1, 2001 regarding the number of shares subject to warrants issued in the financing described therein.

     The Company filed a Current Report on Form 8-K dated May 10, 2001 with the Securities and Exchange Commission on May 16, 2001 reporting the acquisition of certain of the assets of Edu.com.

     The Company filed Amendment No. 1 to Current Report on Form 8-K/A dated May 10, 2001 with the Securities and Exchange Commission on June 28, 2001, containing financial statements of Edu.com and pro forma financial information.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Student Advantage, Inc.


                                        (Registrant)


Dated: August 14, 2001                  By: /s/ Kenneth S. Goldman
                                            ------------------------------------
                                            Kenneth S. Goldman, Executive Vice
                                                 President, Chief Financial
                                                 Officer and Treasurer
                                                 (Principal Financial and
                                                   Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER        DESCRIPTION
-------       -----------

10.1          Co-Marketing and Membership Agreement