Form 10-Q
period 2001-09-30
STUDENT ADVANTAGE INC
filed 2001-11-14
CIK 1073508

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarterly Period Ended September 30, 2001

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from _______ to ___________

                          Commission File No. 0 - 26173

                             STUDENT ADVANTAGE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

   DELAWARE                    8699              04-3263743
(STATE OR OTHER         (PRIMARY STANDARD     (I.R.S. EMPLOYER
JURISDICTION OF             INDUSTRIAL         Identification
INCORPORATION OR        CLASSIFICATION CODE     Number)
ORGANIZATION)               NUMBER)

                                280 SUMMER STREET
                           BOSTON, MASSACHUSETTS 02210
               (Address of Principal Executive Offices) (Zip Code)

                                 (617) 912-2000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 47,314,558 shares of common stock as of November 7, 2001.

                             STUDENT ADVANTAGE, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                      INDEX

                                                                                                                       PAGE (S)
 PART I.        FINANCIAL INFORMATION

 ITEM 1.        FINANCIAL STATEMENTS
                Consolidated Balance Sheets at September 30, 2001 (Unaudited) and December 31, 2000 (Restated)

                Consolidated Statement of Operations for the three and nine months ended September
                30, 2001 (Unaudited) and 2000 (Unaudited) (Restated)

                Consolidated Statement of Cash Flows for the nine months ended September 30, 2001
                (Unaudited) and 2000 (Unaudited) (Restated)

                Notes to Consolidated Financial Statements (Unaudited)

 ITEM 2.        MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                Factors That May Affect Results of Operations and Financial Condition

 ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

 PART II.       OTHER INFORMATION

 ITEM 6.        EXHIBITS AND REPORTS ON FORMS 8-K

 SIGNATURES


PART 1. FINANCIAL INFORMATION.

Item 1. Financial Statements.


                                 STUDENT ADVANTAGE, INC.
                               CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                        SEPTEMBER 30,         DECEMBER 31,
                                                                                            2001                  2000
                                                                                        -------------         ------------
                                                                                         (unaudited)           (Restated)
                                          ASSETS
Current assets
    Cash and cash equivalents .................................................           $   6,317            $  12,762
    Accounts receivable (net of reserves of $1,247 and $815 at
     September 30, 2001, and December 31, 2000, respectively)..................               7,791                5,982
    Inventory .................................................................               1,675                   --
    Prepaid advertising .......................................................                   2                3,350
    Prepaid expenses and other current assets .................................               2,670                1,329
                                                                                          ---------            ---------
      Total current assets ....................................................              18,455               23,423
    Notes receivable ..........................................................                 504                   --
    Property and equipment, net ...............................................              14,201               13,343
    Investment ................................................................                  --                1,171
    Intangible and other assets, net ..........................................              30,828               13,633
                                                                                          ---------            ---------
      Total assets ............................................................           $  63,988            $  51,570
                                                                                          =========            =========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable ..............................................................           $   2,343            $   3,564
Accrued compensation ..........................................................               3,248                2,840
Borrowings under revolving loan ...............................................               4,200                   --
Other accrued expenses ........................................................              12,220                7,541
Deferred revenue ..............................................................               5,115                4,013
Current obligation under capital lease ........................................                 520                1,208
                                                                                          ---------            ---------
      Total current liabilities ...............................................              27,646               19,166
                                                                                          =========            =========

Warrants payable (Note 5) .....................................................                 900                   --
Notes Payable .................................................................              10,000                   --
Long-term obligation under capital lease ......................................               1,894                1,861
                                                                                          ---------            ---------
      Total long-term obligations .............................................              12,794                1,861
                                                                                          ---------            ---------
      Total liabilities .......................................................              40,440               21,027
                                                                                          ---------            ---------

Stockholders' equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized, 0 shares issued
 and outstanding ..............................................................                  --                   --
Common stock, $0.01 par value; Authorized: 150,000,000 shares;  Issued and
 Outstanding: 47,214,558 and 39,621,244 at September 30, 2001
  and December 31, 2000, respectively .........................................                 472                  396
   Additional paid-in capital .................................................             120,131              104,058
   Accumulated deficit ........................................................             (96,816)             (73,096)
   Notes receivable from stockholders .........................................                 (50)                 (50)
   Deferred compensation ......................................................                (189)                (765)
                                                                                          ---------            ---------
      Total stockholders' equity ..............................................              23,548               30,543
                                                                                          ---------            ---------
      Total liabilities and stockholders' equity ..............................           $  63,988            $  51,570
                                                                                          =========            =========


        The accompanying notes are an integral part of these consolidated financial statements.

                             STUDENT ADVANTAGE, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (unaudited)

                                                                                THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,             SEPTEMBER 30,
                                                                                   2001         2000           2001         2000
                                                                                 --------      --------       --------    --------
                                                                                               (RESTATED)                 (RESTATED)
Revenue
    Student Services .........................................................     $ 20,104      $  7,070      $ 39,558    $ 21,424
    Corporate and University Solutions .......................................        2,835         5,573        10,150      13,924
                                                                                   --------      --------      --------    --------
          Total revenue ......................................................       22,939        12,643        49,708      35,348

Costs and expenses


    Cost of student services revenue (including stock-based compensation of $7 and $9 for the three months ended September
     30, 2001 and 2000, respectively, and $17 and $28 for the nine
     months ended September 30, 2001 and 2000, respectively.) ................        7,185         2,128        11,826       7,733
    Cost of corporate and university solutions revenue (including stock-based compensation of $4 and $6 for the three months ended September 30, 2001 and 2000, respectively, and $14 and
     $20 for the nine months ended September 30, 2001 and 2000, respectively.)        1,330         3,225         5,338       7,632
    Product development (including stock-based compensation of $13 and $33 for the three months ended September 30, 2001 and
     2000, respectively, and $59 and $140 for the nine months ended
     September 30, 2001 and 2000, respectively.) .............................        3,796         4,625        14,376      12,455
    Sales and marketing (including stock-based compensation of $69 and $105 for the three months ended September 30, 2001 and
     2000, respectively, and $227 and $322 for the nine months
     ended September 30, 2001 and 2000, respectively.) .......................        9,540         4,324        22,069      13,638
    General and administrative (including stock-based compensation of $24 and $33 for the three months ended September 30, 2001 and 2000, respectively, and $80 and $106 for the nine months ended
     September 30, 2001 and 2000, respectively.) .............................        2,892         2,438         8,628       7,426
    Depreciation and amortization ............................................        3,940         1,504        10,280       3,946
                                                                                   --------      --------      --------    --------
       Total costs and expenses ..............................................       28,683        18,244        72,517      52,830
                                                                                   --------      --------      --------    --------
Loss from operations .........................................................       (5,744)       (5,601)      (22,809)    (17,482)

Interest and other income (expense) ..........................................         (569)         (570)         (912)     (1,590)
                                                                                   --------      --------      --------    --------

Net loss .....................................................................     $ (6,313)     $ (6,171)     $(23,721)   $(19,072)
                                                                                   ========      ========      ========    ========

Basic and diluted net loss per share .........................................     $  (0.13)     $  (0.17)     $  (0.55)   $  (0.53)
                                                                                   ========      ========      ========    ========

Shares used in computing basic and diluted net loss per share ................       47,209        36,170        43,449      35,915
                                                                                   ========      ========      ========    ========


        The accompanying notes are an integral part of these consolidated financial statements.

                             STUDENT ADVANTAGE, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (unaudited)

                                                                                                       FOR THE NINE MONTHS
                                                                                                       ENDED SEPTEMBER 30,
                                                                                                     2001             2000
                                                                                                  ---------------   -------------
                                                                                                                      (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss .................................................................................    $(23,721)          $(19,072)
     Adjustments to reconcile net loss to net cash used for operating activities:
         Depreciation .........................................................................       4,813              1,689
         Amortization of intangible assets ....................................................       5,467              2,257
         Equity Interest in Edu.com net loss ..................................................         495              2,832
         Reserve for allowances and bad debts .................................................         432                171
         Compensation expense relating to issuance of equity ..................................         397                616
         Exchange of notes receivable for assets sold .........................................        (504)                --
         Amortization of marketing expense associated with common stock warrant ...............         888                666
         Changes in current assets and liabilities, net of effects of acquisitions:
            Accounts and notes receivable .....................................................      (2,997)            (1,659)
            Prepaid expenses and other current assets .........................................       2,111                326
            Inventory .........................................................................       3,322                 --
            Accounts payable ..................................................................      (5,254)             1,287
            Accrued compensation ..............................................................         408                 18
            Other accrued expenses ............................................................       2,393              1,971
            Deferred revenue ..................................................................       1,102             (1,906)
                                                                                                  ---------         ----------
            Net cash used in operating activities .............................................     (10,648)           (10,804)
                                                                                                  =========         ==========
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of fixed assets ................................................................      (3,481)            (2,618)
     Acquisitions of businesses for cash and common stock .....................................      (9,331)            (2,065)
     Purchases of marketable securities .......................................................          --             (8,813)
     Proceeds from sale of marketable securities ..............................................          --             29,359
     Purchase of investment ...................................................................          --             (1,365)
                                                                                                  ---------         ----------
            Net cash provided by (used in) investing activities ...............................     (12,812)            14,498
                                                                                                  =========         ==========
LOSS FROM OPERATIONS
     Repayment of note from stockholder .......................................................          --                 29
     Proceeds from issuance of common stock ...................................................       9,800                 --
     Proceeds from exercise of common stock options, warrants and employee stock purchase plan          222                325
     Repayment of capital lease obligations ...................................................      (1,207)                --
     Proceeds of Revolving line of credit, net ................................................        (789)                --
     Repayment of note payable ................................................................      (1,011)                --
     Proceeds of  notes payable ...............................................................      10,000                 --
                                                                                                  ---------         ----------
            Net cash provided by financing activities .........................................      17,015                354
                                                                                                  =========         ==========
Increase (decrease) in cash and cash equivalents ..............................................      (6,445)             4,048
Cash and cash equivalents, beginning of period ................................................      12,762             15,370
                                                                                                  ---------         ----------
Cash and cash equivalents, end of period ......................................................    $  6,317           $ 19,418
                                                                                                  =========         ==========


              The accompanying notes are an integral part of these
                        consolidated financial statements.

                             STUDENT ADVANTAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
NOTE 1 - THE COMPANY

     Student Advantage is a media and commerce connection for college students and the businesses and universities that serve them. We reach students online through our network of web sites, including Collegeclub.com and studentadvantage.com, and offline through the Student Advantage Membership Program, SA Cash Program, and OCM Direct. The Student Advantage Membership Program is a national fee-based membership program that provides its student members with exclusive benefits including ongoing discounts on products and services currently offered by over 15,000 participating locations. Discounts are made available to students both through our studentadvantage.com web site and at sponsors' retail locations. OCM Direct is a direct mail marketing business that provides college and university endorsed products including residence hall linens and related accessories, care packages, and diploma frames to students. The SA Cash Program enables students to use their college ID cards as a method of payment (stored-value card) for off-campus dining, shopping and other purchasing needs. We also offer business-to-business marketing and events and promotion services through SA Marketing Group and we offer information services, internet content and data management services to colleges and universities. Student Advantage, Inc. was incorporated in the State of Delaware on October 20, 1998. The Company began operations in 1992 as a sole proprietorship, converted to a general partnership in 1995, converted to a limited liability company in 1996 and became a C Corporation in 1998. From inception through December 1997, our revenue was derived primarily from annual membership fees. Since that time, we have expanded our product and service offerings through internal growth as well as acquisitions.

              Certain historical amounts in these financial statements have been restated to reflect the acquisition of Edu.com, which has been accounted for under the purchase method of accounting.

        These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2000, and our financial statements and related footnotes included in our Form 8-K/A, filed on June 28, 2001.

UNAUDITED INTERIM FINANCIAL INFORMATION

        The unaudited interim consolidated financial statements of Student Advantage for the three and nine months ended September 30, 2001 and 2000, respectively, included herein have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

        In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Student Advantage at September 30, 2001, and the results of its operations and its cash flows for the three and nine months ended September 30, 2001 and 2000, respectively. The results for the three and nine months ended September 30, 2001 are not necessarily indicative of the expected results for the full fiscal year or any future period. Certain prior period balances have been reclassified to conform to the current period presentation.

NOTE 2 - COMPUTATION OF UNAUDITED NET LOSS PER SHARE (1,2)

                    (in thousands, except per share data)
                              (unaudited)

                                                                  Three Months Ended                 Nine Months Ended
                                                                      September 30,                    September 30,
                                                                  2001            2000             2001             2000
                                                              -----------     ------------      -----------      ------------
                                                                               (Restated)                         (Restated)
BASIC AND DILUTED NET LOSS PER SHARE:
Net loss                                                      $    (6,313)     $    (6,171)     $   (23,721)     $   (19,072)
                                                              ===========      ===========      ===========      ===========

Basic and diluted weighted average
  common shares outstanding(3), (4)                                47,209           36,170           43,449           35,915
                                                              ===========      ===========      ===========      ===========

Basic and diluted net loss per share                          $     (0.13)     $     (0.17)     $     (0.55)     $     (0.53)
                                                              ===========      ===========      ===========      ===========

(1) The financial statements for the three and nine month periods ending September 30, 2000 have been restated to reflect the acquisition of Edu.com, which was accounted for using the purchase method of accounting.

(2) Net loss per share is computed under SFAS No. 128, "Earnings Per Share". Basic net loss per share is computed using the weighted average number of shares. Diluted loss per share does not differ from basic loss per share since potential common shares from exercise of stock options and warrants are anti-dilutive for all periods presented.

(3) All outstanding options and warrants to purchase common stock (totaling 12,397,746 and 5,263,952 at September 30, 2001 and 2000, respectively)
      were excluded from the calculation of diluted earnings per share for all periods presented because their inclusion would have been anti-dilutive.

(4) As of September 30, 2001, Student Advantage had reserved 12,000,000 shares of its common stock for the exercise of various options with exercise prices ranging from $0.33 to $10.87.


NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

   In October 2000, the Emerging Issues Task Force (EITF) issued No. 00-14, "Accounting for Certain Sales Incentives." This Issue addresses the recognition, measurement, and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction. The EITF also issued No. 99-19, "Reporting Gross as a Principal versus Net as an Agent." The issue addresses whether a company should report revenue based on (a) the gross amount billed to a customer because it has earned revenue from the sale of the goods or services or (b) the net amount retained (that is, the amount billed to the customer less the amount paid to a supplier) because it has earned a commission or fee. Both were effective in connection with the implementation of Staff Accounting Bulletin 101. The application of this bulletin has not had a material impact on Student Advantage's financial position or results of operations.

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

   In February 2001, the EITF issued 00-19, "Determination of Whether Share Settlement is within the Control of the Issuer for Purposes of Applying Issue No. 96-13". The issue addresses the accounting for contracts that are indexed to, and potentially settled in, a company's own stock. The issue was effective for all new contracts and contract modifications entered into after September 20, 2000. For contracts that exist on September 20, 2000, the issue should be applied on June 30, 2001, to those contracts that remain outstanding at that date. The application of this issue is being evaluated but is not expected to have a material impact on Student Advantage's financial position or results of operations.

   In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141, which requires all business combinations to be accounted for using the purchase method, is effective for all business combinations initiated after June 30, 2001. SFAS 142 applies to goodwill and intangible assets acquired after June 30, 2001, as well as to goodwill and intangible assets previously acquired. Under this statement, goodwill and other certain intangible assets deemed to have an infinite life will no longer be amortized. Instead, these assets will be reviewed for impairment on a periodic basis, which may result in a non-cash charge to earnings. This statement is effective for the Company on July 1, 2001 with respect to any acquisitions completed after June 30, 2001, and on January 1, 2002 for all other goodwill and intangible assets. Management is currently evaluating the impact that this statement will have on the Company's financial statements.

   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and APB No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This statement provides guidance on recognizing and measuring impairment for long lived assets excluding certain long-lived assets, such as goodwill, non-amortized intangible assets and deferred tax assets. This statement is effective for the Company in the first quarter of its fiscal year ending December 2002. Management is currently evaluating the impact that this statement will have on the Company's financial statements.

NOTE 4 - RELATED PARTY TRANSACTIONS

   Effective May 15, 2000, Student Advantage entered into an Affiliate and E-Commerce Agreement with Princeton Review Publishing, LLC, and The Princeton Review Management, LLC ("TPR"). Princeton Review Publishing, LLC is a stockholder of Student Advantage and one of its officers and equity holders is a member of the Company's Board of Directors. Under the agreement, TPR agreed to pay the Company a fee to participate in the Student Advantage network by placing the Student Advantage logo and content on The Princeton Review's review.com web site. In addition, under the agreement, TPR agreed to provide discounts as part of the Student Advantage Membership Program and market the discount to high school, college and university students. Additionally, under the agreement the Company agreed to pay TPR a fee in exchange for exclusive advertising sales responsibilities for the review.com web site. Effective April 1, 2001, Student Advantage amended and restructured its agreement with TPR. The amendment called for the termination of the original Affiliate and E-Commerce Agreement effective March 31, 2001. In conjunction with the amendment, the parties also entered into a Co-Marketing and Membership agreement expiring on December 31, 2001. Under this agreement TPR agreed to pay the Company a fee to be the premier test partner on the Company's collegeclub.com web site. The Company agreed to pay TPR a fee to promote Student Advantage and the Student Advantage Membership Program on its review.com web site. In addition, the parties agreed to integrate content onto each other's respective web sites. The Company recorded revenue of $892,500 and expense of $1,075,000 related to this agreement during the nine months ended September 30, 2001.


NOTE 5 - OTHER EVENTS

On October 1, 2001, Student Advantage acquired certain assets of
CarePackages.com LLC, a privately held company specializing in sales of gift packages to students. In connection with the acquisition, we issued shares of Student Advantage common stock and paid cash to the seller.

On October 2, 2001, Student Advantage announced a restructuring, which included a reduction in staff of approximately 15% of its total employees. As of September 30, 2001, we had approximately 480 full time employees. The costs associated with this restructuring have yet to be fully quantified, and are currently being evaluated for the appropriate accounting treatment.

On November 6, 2001, Student Advantage modified certain provisions of its loan agreement with Reservoir Capital Partners, L.P., Reservoir Capital Associates, L.P., and Reservoir Capital Master Fund (collectively, the "Lenders") for cash and additional consideration. This amount will be recorded as a deferred financing cost included in other assets on its balance sheet for the period ended December 31, 2001, and will be recognized as interest expense over the term of the debt. In accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", Student Advantage will mark the value of these warrants to market at each reporting period.

On November 7, 2001, Student Advantage transferred substantially all of the assets and liabilities relating to its Voice FX business to a newly formed, wholly owned limited liability company, Voice FX, LLC. The managers and former owners of the Voice FX business sold the business to Student Advantage in 1999, and have formed an entity that entered into a call option agreement with Student Advantage, under which the managers' entity has the right to purchase all of Student Advantage's membership interests in Voice FX, LLC. As consideration for the transaction, the managers' entity paid $550,000 in cash, provided promissory notes totaling $4.15 million, and signed marketing services agreements totaling $2.65 million.

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

     Student services revenue is attributable to the parts of our business which are focused primarily on providing goods and services to students. Student services revenue includes commerce, subscription and advertising revenue. Commerce revenue includes primarily transaction-based revenues earned for selling products and services. To date, commerce revenue has included primarily revenue that we receive from the sale of residence hall linens and related accessories, care packages and diploma frames through direct mail marketing , fees from SA Cash transactions, and e-commerce revenue from our network of web sites. Subscription revenue is derived from membership sales. Subscription revenue is recognized ratably from the date of subscription to the end of the annual membership period, which ends on August 31 of each year. Memberships are distributed in several ways, including free distributions, direct sales and sales to corporate partners. Of the memberships sold, historically almost all have been sold to AT&T and distributed in conjunction with an AT&T calling card. In June 2000, we restructured our agreements with AT&T, and as of June 30, 2001, AT&T had no further obligation to purchase memberships. We also sell memberships to certain of our corporate partners for resale to students at their retail locations. In addition, we distribute memberships at no cost to certain qualified students and sell memberships directly to students for an annual membership fee per year plus a shipping and handling fee. Advertising revenue consists primarily of fees for banner advertisements and sponsorships on our network of web sites.

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

     We recorded deferred compensation of $4.2 million in the year ended December 31, 1998 and $228,000 in the first quarter of 1999, representing the difference between the exercise price of stock options granted and the fair market value of the underlying common stock at the date of grant. The difference is recorded as a reduction of stockholders' equity and is being amortized over the vesting period of the applicable stock options, typically four years. Of the total deferred compensation amount, $771,000 and $398,000 had been amortized during 2000 and the first nine months of 2001, respectively. During 2000 and the first nine months of 2001, we reduced the amount of deferred compensation by approximately $1,165,000 as a result of cancellation of certain stock options due to the termination of certain employees' employment with Student Advantage. The amortization of deferred compensation is recorded as an operating expense. We currently expect to amortize the following remaining amounts of deferred compensation as of September 30, 2001 in the periods indicated:

October 1, 2001-- December 31, 2001 .................................  $ 84,754

January 1, 2002-- December 31, 2002 .................................  $103,289

January 1, 2003-- December 31, 2003 .................................  $  1,011

RESULTS OF OPERATIONS

The financial statements for the interim period ended September 30, 2000 reflect a change in the classification of revenue categories and the associated cost of sales. The classifications have been changed from "Subscription" and "Other" to "Student Services" and "Corporate and University Solutions." In addition, the financial statements for these periods reflect a change in the presentation of stock based compensation charges. The charges have been included in each of the operating expense line items rather than as a separate line item. Prior year amounts have been restated to be consistent with the current year presentation. Certain historical amounts in these financial statements have been restated to reflect the acquisition of Edu.com, which has been accounted for under the purchase method of accounting.

     Comparison of Quarter Ended September 30, 2001 with Quarter Ended September 30, 2000

     Revenue. Total revenues increased to $22.9 million for the third quarter of 2001 from $12.6 million for the third quarter of 2000, due to an increase in student services revenues of $13.0 million which was offset in part by a decrease in corporate and university solutions revenue of $2.7 million.

     Student Services Revenue. Student services revenue increased to $20.1 million in the third quarter of 2001 from $7.1 million in the third quarter of 2000. The increase in student services revenue was primarily due to the addition of the OCM Direct, Inc. direct mail business in the second quarter of 2001. A significant portion of the direct mail business revenue is recognized during the third fiscal quarter due to the seasonality of the business, which relates to the back-to-school retail season. Additionally, online advertising on our network of web sites increased primarily as a result of increased advertising from CollegeClub.com, which we acquired in the fourth quarter of 2000, and online campaigns provided to General Motors Corp. Transaction-based commerce revenues from our SA Cash program also contributed to the increase. These increases were offset, in part, by significant decreases in fees from AT&T for acquisitions of calling card customers and for membership fees as a result of the restructuring of the AT&T agreements in June 2000.

     Corporate and University Solutions Revenue. Corporate and university solutions revenue decreased to $2.8 million in the third quarter of 2001 from $5.6 million in the third quarter of 2000. Decreases in marketing services revenues resulted from decreased marketing spending by several current and potential customers. This decrease is attributed to overall slow-down in the economy and more specifically, the advertising and marketing industry and the events of September 11, 2001. Revenues related to our Voice FX business decreased as a result of decreased volume in mailings by our customers, which has a direct effect on the volume of transactions.

     General Motors accounted for 12% of total revenue and 14% of student services revenue in the third quarter of 2001. Capital One accounted for approximately 7% and 14% of total revenue, 0% and 2% of student services revenue, and 54% and 30% of corporate and university solutions revenue in the third quarter of 2001 and the third quarter of 2000, respectively. We do not expect to earn significant revenues from Capital One after December 31, 2001, as the services provided to them are provided by our Voice FX business, which we expect to be sold on or about December 31, 2001. AT&T accounted for approximately 3% and 45% of total revenue in the third quarter of 2001 and the third quarter of 2000, respectively. Additionally, AT&T accounted for approximately 3% and 60% of student services revenue and 0% and 26% of corporate and university solutions revenue in the third quarter of 2001 and the third quarter of 2000, respectively.

     Cost of Student Services Revenue. Cost of student services revenue consists of the costs associated with commerce, including the direct mail business, subscriptions, and advertising revenue. Commerce costs include costs of goods sold to third parties and personnel-related costs. Cost of subscription revenue consists of the costs associated with the fulfillment of membership subscriptions and customer service. Advertising costs consist primarily of production and mailing costs for the Student Advantage Membership and the SA Cash programs, royalties paid to colleges and universities for the use of organizational names and logos and for supplying sports activity content for our network of web sites and fees paid to partners in exchange for the right to place media inventory on such partners' web sites. Cost of student services revenue increased to $7.2 million in the third quarter of 2001 from $2.1 million in the third quarter of 2000. This increase was primarily due to the increase in costs as a result of the acquisition of the direct mail business, and cost related to the restructured AT&T agreement. The increases were partially offset by the lower costs incurred for the production of SAM, of which no issues were published in the third quarter of 2001.

     Cost of Corporate and University Solutions Revenue. Cost of corporate and university solutions revenue consists of the costs of marketing services and commerce. Marketing services costs include the direct and indirect costs associated with planning and implementing events and promotions, media placement and other marketing services. Commerce costs include costs incurred primarily in connection with acquiring customers on behalf of our corporate clients. Cost of corporate and university solutions revenue decreased to $1.3 million in the third quarter of 2001 from $3.2 million in the third quarter of 2000, consistent with the decreases in revenues of both marketing services and the Voice FX business.

     Product Development. Product development expenses consist primarily of personnel-related and consulting costs associated with the development and enhancement of our suite of products which includes the Student Advantage Membership Program, our network of web sites and the SA Cash Program. Product development expenses decreased to $3.8 million in the third quarter of 2001 from $4.6 million in the third quarter of 2000. The decrease is primarily due to costs incurred related to development projects for our web sites and SA Cash software, which were capitalized in accordance with Generally Accepted Accounting Principles. Expenses related to the enhancement and maintenance of our existing web sites and product offerings.

     Sales and Marketing. Sales and marketing expenses consist primarily of personnel and other costs related to our sales and marketing programs. Sales and marketing expenses increased to $9.5 million in the third quarter of 2001 from $4.3 million in the third quarter of 2000. The increase in sales and marketing was due to the acquisitions of substantially all of the assets of CollegClub.com in the fourth quarter of 2000 and certain assets of Edu.com and OCM Direct. Also contributing to the increase was a $2.2 million non-cash expense for television advertising relating to CollegeClub.com. Partially offsetting the increase was the reduction in amortization expense related to the Lycos warrant to $0 in the third quarter of 2001 compared to $444,000 in the third quarter of 2000.

     General and Administrative. General and administrative expenses consist primarily of costs related to general corporate functions, including executive management, finance, human resources, facilities, accounting and legal. General and administrative expenses increased to $2.9 million in the third quarter of 2001 from $2.4 million in the third quarter of 2000. The increase in general and administrative expenses is primarily due to higher facilities, legal, accounting and personnel related costs related to the acquisitions of substantially all of the assets of CollegeClub.com in the fourth quarter of 2000, and certain assets of Edu.com and OCM Direct in the second quarter of 2001.

     Depreciation and Amortization. Depreciation expense increased to $1.9 million in the third quarter of 2001 from $643,000 in the third quarter of 2000 primarily as a result of $8.8 million in fixed assets acquired as a result of our acquisition of CollegeClub in the fourth quarter of 2000, and, to a lesser extent, fixed asset purchases during the latter half of 2000 and the first nine months of 2001. Amortization expense increased to $2.1 million in the third quarter of 2001 from $861,000 in the third quarter of 2000, primarily as a result of the acquisitions of ScholarAid, College411, substantially all of the assets of eStudentLoan.com, and CollegeClub.com in 2000, and certain assets of Edu.com and OCM Direct in the second quarter of 2001.

     Interest and Other Income/(Expense). Interest and other income/(expense) includes interest income from cash balances, interest expense related to Student Advantage's debt and financing obligations, and gain on sale of certain assets. Interest and other income/(expense) aggregated an expense of $569,000 in the third quarter of 2001 compared to $570,000 in the third quarter of 2000. The amounts consist of the interest expense on the debt incurred for the purchase of OCM Direct, as well as interest expense resulting from the assumption of certain capital leases of ScholarAid and CollegeClub.com in 2000 and the equity loss recorded on the Edu.com investment. Additionally, interest income earned on lower average cash and cash equivalents balances during the third quarter of 2001 compared to that of the third quarter of 2000.

     Comparison of Nine Months Ended September 30, 2001 with Nine Months Ended September 30, 2000

     Revenue. Total revenues increased to $49.7 million for the first nine months of 2001 from $35.3 million for the first nine months of 2000 due to an increase in student services revenue of $18.1 million which was offset in part by a decrease in corporate and university solutions revenue of $3.8 million. The increase in student services revenue was primarily due to the addition of the OCM Direct, direct mail business. The decrease in corporate and university solutions revenue is primarily due to a decrease in marketing services revenue resulted from decreased marketing spending by several current and potential customers.

     Student Services Revenue. Student services revenue increased to $39.5 million in the first nine months of 2001 from $21.4 million in the first nine months of 2000. The increase in student services revenue was primarily due to the addition of the OCM Direct, direct mail business, which was acquired in the second quarter of 2001. A significant portion of the direct mail business revenue is recognized during the third fiscal quarter due to the seasonality of the business, which relates to the back-to-school retail season. Additionally, online advertising on our network of web sites increased primarily as a result of increased advertising from CollegeClub.com, which we acquired in the fourth quarter of 2000, and online campaigns provided to General Motors Corp. Transaction-based commerce revenues from our SA Cash program also contributed to the increase. These increases were offset, in part, by significant decreases in fees from AT&T for acquisitions of calling card customers and for membership fees as a result of the restructuring of the AT&T agreements in June 2000.

     Corporate and University Solutions Revenue. Corporate and university solutions revenue decreased to $10.1 million in the first nine months of 2001 from $13.9 million in the first nine months of 2000. Decreases in marketing services revenues resulted from decreased marketing spending by several current and potential customers. This decrease is attributed to overall slow-down in the economy and the events of September 11, 2001 (most notably in the third quarter of 2001) and more specifically, the declines in spending by the advertising and marketing industries. Revenues related to our Voice FX business decreased as a result of decreased volume in mailings by our customers, which has a direct effect on the volume of transactions.

     General Motors Corp. accounted for 18% of total revenue and 44% of student services revenue for the first nine months of 2001. One other customer, Capital One, accounted for approximately 13% of total revenue and 63% of corporate and university solutions revenue for the first nine months of 2001. We do not expect to earn significant revenues from Capital One after December 31, 2001 as the services provided to Capital One are provided by our Voice FX business, which we expect to be sold on or about December 31, 2001. AT&T accounted for approximately 8% and 39% of total revenue in the first nine months of 2001 and the first nine months of 2000, respectively. Additionally, AT&T accounted for approximately 17% and 54% of student services revenue and 6% and 14% of corporate and university solutions revenue in the third quarter of 2001 and the third quarter of 2000, respectively.

     Cost of Student Services Revenue. Cost of student services revenue increased to $11.8 million in the first nine months of 2001 from $7.7 million in the first nine months of 2000. This increase was primarily due to the increase in costs as a result of the acquisition of the direct mail business, and cost related to the restructured AT&T agreement. The increases were partially offset by the lower costs incurred for the production of SAM, of which no issues were published in the third quarter of 2001.

     Cost of Corporate and University Solutions Revenue. Cost of corporate and university solutions revenue decreased to $5.3 million in the first nine months of 2001 from $7.6 million in the first nine months of 2000. This decrease is primarily due to the decrease in costs consistent with the decrease in both marketing services and revenues from the Voice FX business.

     Product Development. Product development expenses increased to $14.4 million in the first nine months of 2001 from $12.5 million in the first nine months of 2000. The increase is primarily due to costs incurred in connection with the enhancement of our network of web sites, the development of our customer database, ongoing development of new product offerings such as SA Cash and our purchases of substantially all of the assets of eStudentLoan.com and CollegeClub.com during the second half of 2000 and certain assets of Edu.com in the second quarter of 2001.

     Sales and Marketing. Sales and marketing expenses increased to $22.1 million in the first nine months of 2001 from $13.6 million in the first nine months of 2000. The increase in sales and marketing expenses was due to increased expenditures related to the expansion of our sales force, expanding and servicing our corporate and university base of partners, building brand awareness, and supporting the marketing services business, as a result of our acquisitions of eStudentLoan and CollegeClub during 2000 and certain assets of Edu.com and OCM Direct in the second quarter of 2001.

     General and Administrative. General and administrative expenses increased to $8.6 million in the first nine months of 2001 from $7.4 million in the first nine months of 2000. Increases in general and administrative expenses are primarily due to higher facilities, legal, accounting and personnel related costs, as a result of the purchase of substantially all of the assets of eStudentLoan and CollegeClub during 2000, certain assets of Edu.com and OCM Direct in the second quarter of 2001.

     Depreciation and Amortization. Depreciation expense increased to $4.8 million in the first nine months of 2001 from $1.7 million in the first nine months of 2000 primarily as a result of fixed asset purchases during the latter part of 2000 and the first nine months of 2001. Amortization expense increased to $5.5 million in the first nine months of 2001 from $2.3 million in the first nine months of 2000, primarily as a result of the acquisitions of ScholarAid, College411, substantially all of the assets of eStudentLoan, and CollegeClub in 2000, and certain assets of Edu.com and OCM Direct in the second quarter of 2001.

     Interest and Other Income/(Expense). Interest and other income/(expense) aggregated an expense of $912,000 first nine months of 2001 compared to $1.6 million for the first nine months of 2000. The decrease of $678,000 is a result of the reduction in the loss from the equity interest in Edu.com offset by an increase in the interest expense on the debt incurred for the purchase of OCM Direct, as well as interest expense resulting from the assumption of certain capital leases of ScholarAid and CollegeClub.com in 2000. Additionally, interest income earned on lower average cash and cash equivalents balances during the third quarter of 2001 compared to that of the third quarter of 2000. Borrowings under a revolving loan were $4.2 million at September 30, 2001 and $0 under a line of credit at September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Student Advantage has financed its operations primarily through the private and public placement of securities, cash from operations, borrowings under its credit facilities and loans from equity and debt holders. In October 1998, Student Advantage completed a private placement of equity securities to new investors and received $9.9 million in net proceeds. In June 1999, Student Advantage completed its initial public offering selling 6.0 million shares and raising $44.6 million, net of offering costs. On July 21, 1999, an additional 900,000 shares were issued by Student Advantage as a result of the full exercise of the underwriters' over-allotment option, resulting in additional net proceeds of $6.7 million. In October 2000, Student Advantage completed a private placement of equity securities to investors and received $10.0 million in gross proceeds. Also in October 2000, we completed our acquisition of substantially all of the assets of CollegeClub and certain of its subsidiaries and paid $8.3 million in cash, assumed certain liabilities and issued approximately 1.3 million shares of our common stock in connection with the acquisition.

     On May 1, 2001 Student Advantage completed a private placement of equity securities to new and existing investors and received $10 million in gross proceeds.

     On June 25, 2001, Student Advantage entered into a Loan Agreement by and among Student Advantage, the subsidiaries of Student Advantage, and Reservoir Capital Partners, L.P., Reservoir Capital Associates, L.P. and Reservoir Capital Master Fund, L.P. (collectively the, "Lenders") providing for the establishment of credit facility in the aggregate principal amount of up to $15 million, consisting of a $10 million term loan and a $5 million revolving loan. On June 25, 2001, Student Advantage borrowed $10 million in the form of a term loan and $5 million in the form of a revolving loan, and used a portion of these proceeds to pay the cash portion of the purchase price for the acquisition of OCM Direct. The remainder of the proceeds from the credit facility, which aggregated approximately $549,000 were used for working capital and general corporate purposes of the Company. The credit facility matures in June 2004, provided that the Lenders may call the credit facility by giving notice to Student Advantage prior to an anniversary date of the closing date, in which case the obligations there under must be paid by the 120th day after such anniversary date (provided that if the amounts are paid after the 90th day, additional fees are chargeable by the Lenders). In addition, the credit facility requires mandatory prepayments in connection with certain asset sales and equity issuances by Student Advantage or its subsidiaries. The credit facility is secured by a lien against substantially all of the assets of Student Advantage, and is guaranteed by all Student Advantage subsidiaries (including OCM Direct), which guarantees are also secured.

     As of September 30, 2001, Student Advantage had $6.3 million in cash and cash equivalents. During the month of September 2001, management changed the company payroll cycle to semi-monthly from a bi-weekly cycle. The cash and cash equivalents balance at September 30, 2001 includes cash for the semi-monthly cycle ended October 2, 2001. Management believes that this change does not effect the overall cash position at September 30, 2001 due to the timing of the six payroll cycles in the third quarter of 2001, including three payroll periods during the month of August 2001.

     Net cash used in operating activities was $10.6 million for the first nine months of 2001 and $10.8 million for the first nine months of 2000. The net cash used in the first nine months of 2001 was primarily a result of a net loss of $23.7 million, offset by depreciation and amortization of $10.3 million.

     Net cash used in investing activities was $12.8 million for the first nine months of 2001 resulted from the acquisition of OCM Direct and certain assets of Edu.com and the purchase of fixed assets. Net cash provided by investing activities in the first nine months of 2000 was $14.5 million.

     Net cash provided by financing activities in the first nine months of 2001 of $17 million was primarily related to the sale of 5 million shares of common stock in a private placement, and the net proceeds from the debt financing consisting of two loans from the Lenders (a term loan of $10 million and a revolving loan of $5 million), which were used to replace an existing line of credit used by OCM Direct prior to its acquisition. Approximately $800,000 has been paid down on the revolving line of credit as of September 30, 2001. On October 29, 2001, we borrowed the $800,000 then available on the revolving loan.

     Student Advantage has experienced substantial increases in its expenditures consistent with growth in operations and staffing, and anticipates that this will continue for the foreseeable future. Additionally, Student Advantage will continue to evaluate possible investments in businesses, products and technologies, direct mail business, sales and marketing programs and aggressively promote its brands. While Student Advantage expects to continue to incur negative cash flows after the third quarter of fiscal 2001, the Company currently anticipates that its available cash resources, together with cash expected to be provided from operations, will be sufficient to meet its anticipated needs for working capital and capital expenditures for at least the next 12 months, provided assuming that the Lenders of the term loan and revolving loan do not demand repayment of a material portion of the borrowed credit facility, or we otherwise default. If our revenue and expense projections do not prove accurate, the Company may be required to obtain additional financing to and reduce its costs further. If additional financing is not obtained then management will take appropriate action to manage cash resources that would include the implementation of further cost reductions. Management estimates that these cost reductions would provide the necessary funds for operations at such reduced levels. In addition, any significant acquisitions by us may require additional equity or debt financing to fund the purchase price, if paid in cash, as well as approval by certain debt and equity holders. There can be no assurance that additional funding will be available when required or that it will be available on terms acceptable to us.

NEW ACCOUNTING PRONOUNCEMENTS

   In October 2000, the Emerging Issues Task Force (EITF) issued No. 00-14, "Accounting for Certain Sales Incentives." This Issue addresses the recognition, measurement, and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction. The EITF also issued No. 99-19, "Reporting Gross as a Principal versus Net as an Agent." The issue addresses whether a company should report revenue based on (a) the gross amount billed to a customer because it has earned revenue from the sale of the goods or services or (b) the net amount retained (that is, the amount billed to the customer less the amount paid to a supplier) because it has earned a commission or fee. Both were effective in connection with the implementation of Staff Accounting Bulletin 101. The application of this bulletin has not had a material impact on Student Advantage's financial position or results of operations.

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

     In February 2001, the EITF issued 00-19, "Determination of Whether Share Settlement is within the Control of the Issuer for Purposes of Applying Issue No. 96-13". The issue addresses the accounting for contracts that are indexed to, and potentially settled in, a company's own stock. The issue was effective for all new contracts and contract modifications entered into after September 20, 2000. For contracts that exist on September 20, 2000, the issue should be applied on June 30, 2001, to those contracts that remain outstanding at that date. The application of this issue is being evaluated but is not expected to have a material impact on Student Advantage's financial position or results of operations.

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141, which requires all business combinations to be accounted for using the purchase method, is effective for all business combinations initiated after June 30, 2001. SFAS 142 applies to goodwill and intangible assets acquired after June 30, 2001, as well as to goodwill and intangible assets previously acquired. Under this statement, goodwill and other certain intangible assets deemed to have an infinite life will no longer be amortized. Instead, these assets will be reviewed for impairment on a periodic basis, which may result in a non-cash charge to earnings. This statement is effective for the Company on July 1, 2001 with respect to any acquisitions completed after June 30, 2001, and on January 1, 2002 for all other goodwill and intangible assets. Management is currently evaluating the impact that this statement will have on the Company's financial statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and APB No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This statement provides guidance on recognizing and measuring impairment for long lived assets excluding certain long-lived assets, such as goodwill, non-amortized intangible assets and deferred tax assets. This statement is effective for the Company in the first quarter of its fiscal year ending December 2002. Management is currently evaluating the impact that this statement will have on the Company's financial statements.

FACTORS THAT MAY AFFECT FUTURE RESULTS

WE HAVE EXPERIENCED LOSSES IN THE PAST AND EXPECT FUTURE LOSSES

We have not achieved sustained profitability and have incurred significant operating losses. We incurred net losses of $24.9 million in 2000 and $23.7 million in the first three fiscal quarters of 2001. As of September 30, 2001, our accumulated deficit was $96.8 million. We expect to continue to incur significant operating and capital expenditures and, as a result, we will need to generate significant revenue and positive cash-flow to achieve and maintain profitability. We have recently cut our operating expenses to reduce our negative cash flow and enhance our ability to attain and sustain profitability. There are no assurances that we will be able to cut expenses further without affecting our ability to generate revenues, consummate transactions or achieve and sustain profitability.

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

GENERAL MARKET CONDITIONS COULD ADVERSELY AFFECT OUR BUSINESS

Our customers may cancel or delay spending on marketing and other initiatives because of the current economic climate. Recently, many companies have experienced financial difficulties or uncertainty, and have begun to delay spending on marketing as a result. We believe that general economic conditions have caused a slowdown in consumer and business spending and in companies' budgets for marketing services. In addition, recent acts of terrorism have reduced consumer spending on transportation and travel services and have exacerbated political, financial, and economic uncertainties, with the result that our revenues related to these businesses may suffer.

Furthermore, financial difficulties that many companies have experienced have further reduced the perceived urgency by companies to begin or to continue marketing initiatives. Decreases in marketing initiatives have resulted and may continue to result in decreased demand for our services. If companies continue to delay their marketing initiatives because of the current economic climate, or for other reasons, our business, financial condition and results of operations could be materially adversely affected.

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

-    generate or raise sufficient capital to operate and expand our business,

-    implement our business model,

- maintain the satisfaction of our members and users, and our university and corporate partners,

- introduce new and enhanced web and offline products, content, and services and avail ourself of current opportunities , and

-    respond to competitive developments and market conditions.

If we do not successfully manage these risks, our business, results of operations and financial condition will be materially adversely affected. We cannot assure you that we will successfully address these risks or that our business strategy will be successful.

OUR ABILITY TO GENERATE SIGNIFICANT REVENUES AND PROFITS FROM CERTAIN ESTABLISHED AND NEW PRODUCTS AND SERVICES IS UNCERTAIN

Our business model depends, in part, on increasing the amount of revenues and profits derived from certain established and new products and services. Our ability to generate significant revenues and profits from these products and services will depend, in part, on the implementation of our strategy to generate significant transaction commerce and user traffic through the use of our membership card programs, to achieve a significant presence in university and college communities, and to develop and expand on sponsor relationships to include revenue sharing agreements based on transaction volume. There is intense competition among offerors of alternative payment methods, including stored-value cards, debit card and credit cards, and among web sites that sell online advertising.

During the second quarter of 2001, AT&T completed its obligation to purchase Student Advantage memberships in bulk. In prior periods, the majority of student memberships have been obtained through AT&T or other corporate partners' promotional offers of Student Advantage memberships. These promotional offers have typically included a free one-year membership in the Student Advantage Membership Program. Our corporate partners have purchased Student Advantage memberships in bulk to fulfill these promotional offers. We have focused our efforts to change the marketing model for the sale of memberships from a primarily bulk sale model to a more balanced model which includes the sale of memberships to both corporate partners in bulk and direct sales to individuals. We expect to sell memberships under this new model through our corporate partners, the Student Advantage network of web sites, our direct mail marketing business and other related marketing channels. We have experienced and anticipate continuing to experience a decline in the overall number of memberships sold through bulk sale arrangements, although we expect that this decline will be partially offset by an increase in the number of individual memberships sold. The inability to successfully develop this marketing model or the related sales channels could have a materially adverse effect on the business and our ability to attract and retain corporate partners. It is difficult for us to project future levels of subscription, transaction-related, and advertising revenues and profits.

OUR PERFORMANCE COULD BE EFFECTED BY THE FINANCIAL CONDITION OF SUPPLIERS AND CLIENTS IN THE INTERNET AND E-COMMERCE INDUSTRIES

Several companies that provide content to our web sites have discontinued operations or filed for bankruptcy protection. We may be forced to procure alternate services from other suppliers, and cannot assure you that we will be able to do so in a timely and cost-effective manner, and may be required to alter certain of our offerings to reflect such events. In addition, our members and customers may perceive our web sites to be missing certain content or attributes due to the failure of certain business partners. Additionally, many of our revenue sources have slowed their payment cycles, and because a substantial portion of our revenue is generated from a limited number of customers, the non-payment or late payment of amounts due from customers could have a material adverse effect on our business, financial condition and results of operations.


WE MAY NEED ADDITIONAL CAPITAL, AND THE FUTURE FUNDING OF THESE CAPITAL NEEDS IS UNCERTAIN

We require substantial working capital to fund our business. Due in part to the spending patterns of students and universities and our needs to acquire inventory for our OCM Direct products, we experience seasonal variations in our receipts and expenditures of cash. We have experienced and expect to continue to experience periodic cash demands that exceed our cash flow.


Additional funds raised through the issuance of equity securities or securities convertible into stock may have the following negative effects on the then current common stockholders:

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

Additional financing may not be available when needed on terms favorable to us or at all. Our failure to raise additional funds, if needed, or secure an additional credit facility may result in our inability to:

-    maintain, develop or enhance our offerings,

-    take advantage of future opportunities, or

-    respond to competitive pressures.

If we are unable to raise additional funds on favorable terms, we may be required to cut our expenditures further, which may affect our ability to penetrate new markets, enhance our presence in existing markets, and generate sustained revenues. In addition, significant acquisitions by us will require additional equity or debt financing to fund the purchase price, to the extent payable in cash. There can be no assurance that additional funding will be available when required or that it will be available on terms acceptable to us.

WE HAVE TAKEN ON A MATERIAL AMOUNT OF INDEBTEDNESS

We incurred material indebtedness in connection with the acquisition of OCM Direct under the terms of the loan agreement we entered into with Reservoir Capital Partners, Reservoir Capital Associates, and Reservoir Capital Master Fund. As of November 7, 2001, we had $15.2 million of outstanding principal indebtedness under the loan agreement. The loan agreement imposes significant restrictions on our ability to raise additional equity, make investments and acquisitions, obtain other financing, and realize proceeds from sales of business units. We are required to make periodic interest payments over the borrowing period, at the end of which, the total outstanding principal balance will become due and payable. In addition to the repayment terms, we are required to meet certain financial and non-financial covenants. In addition, the Lenders have the right to require early repayment of all or a portion of the credit facility on each anniversary date.

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

A LIMITED NUMBER OF CUSTOMERS REPRESENT A SIGNIFICANT PERCENTAGE OF OUR REVENUE

A limited number of customers currently account for a significant percentage of our total revenues. In the first nine months of 2001, three customers, in the aggregate, accounted for approximately 39% of our total revenue. In 2000, two customers, in the aggregate, accounted for approximately 50% of total revenues. While we anticipate that revenues from this limited number of customers will decline as a percentage of total revenues, we expect a limited number of customers to continue to account for a significant percentage of total revenues in the future, and we believe that we must continue to acquire additional customers to be successful. The loss of any one of these customers, or a material decrease in the services provided to these customers, could have a materially adverse effect on our business.

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

COLLEGES AND UNIVERSITIES ARE INCREASINGLY RELUCTANT TO PERMIT BUSINESSES TO MARKET PRODUCTS AND SERVICES ON CAMPUS

Colleges and universities are becoming increasingly wary of businesses that market products and services to their students. Recent proposed and enacted laws (including recent California legislation) may restrict how companies can market products and services to students. Many colleges and universities are seeking to decrease or eliminate such marketing. In particular, colleges and universities are concerned that many students have incurred substantial levels of credit card debt. As a result, colleges and universities often attempt to prevent credit card companies and other companies that offer credit from marketing to their students. In the past, we have been mistaken for a credit card company because we give students a plastic card and a unique identification number to represent their membership, and because we participate in the issuance by universities of a stored-value card used in conjunction with student ID cards (SA Cash). This sometimes makes it difficult for us to gain access to college and university students, and we have been denied access to certain college and university campuses. To date, we have not maintained sufficient data to determine the specific number of colleges and universities that have denied us access to their campuses. Any inability to directly contact students on campus or through direct mail could have a material adverse effect on our business.

OUR BUSINESS IS SUBJECT TO SEASONAL FLUCTUATIONS, WHICH MAY AFFECT OUR REVENUES AND OPERATING RESULTS

We tend to sell most of our memberships in the beginning of each academic term. All of these memberships expire on August 31 of each year. Because the aggregate number of memberships within a school year increases as new members are added, we recognize revenue from memberships ratably over the period from the time of subscription until the end of our membership year and, therefore, our subscription revenue will typically be higher in the first and second quarters than in the fourth quarter of each fiscal year. It is difficult to determine how the third quarter will typically compare, since it includes two calendar months from the end of a membership year and the first month of the subsequent membership year. In addition, a significant portion of the direct mail business revenues occurs during the third quarter. The revenue on these sales is generally recognized when the products are shipped to our customers. Our limited operating history and rapid growth make it difficult for us to more fully assess the impact of seasonal factors on our business.

OUR QUARTERLY REVENUES AND OPERATING RESULTS ARE NOT INDICATIVE OF FUTURE PERFORMANCE AND ARE DIFFICULT TO FORECAST

In addition to the seasonal fluctuations described above, our revenues and operating results may vary from quarter to quarter for a variety of other reasons, such as the timing of revenues from corporate sponsors or non-recurring revenues or charges.

You should not rely on quarter-to-quarter comparisons of our operating results or our operating results for any particular quarter as indicative of our future performance. It is possible that in some future periods our operating results may be below the expectations of public market analysts and investors. In this event, the price of our common stock might fall. A significant portion of our revenue is derived from our membership and direct mail business. A significant percentage of our members graduate each year and, therefore, do not renew their memberships. Furthermore, substantially all of our memberships expire annually and require our members to re-new the membership subscription. Our revenue growth is highly dependent upon our ability to market the value of our membership to college students and to retain members on a yearly basis. To date, we have not maintained sufficient data to determine the specific number of members who renew on a yearly basis. A failure to acquire new members or renew current members could have a material adverse effect on our business. Through our direct mail business, a disproportionate share of our revenue is recorded in the second and third quarter of each calendar year as a result of the timing of our mailings and customer demand.


WE MAY NOT SUCCESSFULLY IMPLEMENT OUR INTERNET STRATEGY

In order to successfully implement our Internet strategy, we must:

- establish our network of web sites as the primary vehicle for delivery of our internet products and services, including member registration and renewal, information regarding national and local sponsors, and customer service;

- expand our network of web sites to include more content and services for students and encourage our members to use the sites so that they become more attractive for advertisers; and

-    establish our network of web sites as an effective e-commerce platform.

In addition, with respect to CollegeClub.com, we rely mostly on our users to generate content that is attractive and pertinent to develop and maintain the web site. A decline in engaging member-generated content could make collegeclub.com and our other web sites less attractive.

Moreover, the current market conditions have decreased the demand for online advertising, have put downward pressure on the cost per thousand impressions ("CPM") which we can charge for such advertising and have increased the likelihood that, despite our best efforts and written agreements supporting such efforts, certain of our customers may be unable to pay for the advertising services we have provided to them. Finally, we cannot guarantee that Internet users will maintain interest in our network of web sites. A decline in membership or usage of our network of web sites would decrease revenue. Our failure to successfully implement our Internet strategy could have a material adverse effect on our business.

WE FACE SIGNIFICANT COMPETITION, WHICH COULD ADVERSELY AFFECT OUR BUSINESS

The market for online users and advertisers on the Internet is rapidly evolving. Competition for members, visitors, sponsors and merchants is intense and is expected to increase over time. Barriers to entry are relatively low. We compete for visitors, traffic, sponsors and online merchants with web directories, search engines, content sites, online service providers and traditional media companies. We also face competition from other companies maintaining web sites dedicated to college students as well as high-traffic web sites sponsored by companies such as Alloy, AOL Time Warner, CBS, Disney, Terra Lycos,
Microsoft, MTV and Yahoo!

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

OUR MEMBERSHIP PROGRAM EXPERIENCES SIGNIFICANT COMPETITION FROM OTHER MARKETING ACTIVITIES

We compete for client marketing budget dollars with other marketing activities and, in particular, other forms of direct marketing activities, such as direct mail. In recent years, there have been significant advances in new forms of direct marketing, such as the development of interactive shopping and data collection through television, the Internet and other media. Many industry experts predict that electronic interactive commerce, such as shopping and information exchange through the Internet, will proliferate in the foreseeable future. To the extent such proliferation occurs, it could have a material adverse effect on the demand for membership programs.


WE MAY UNDERTAKE ADDITIONAL ACQUISITIONS OR DIVESTITURES THAT MAY LIMIT OUR ABILITY TO MANAGE AND MAINTAIN OUR BUSINESS, MAY RESULT IN ADVERSE ACCOUNTING TREATMENT AND MAY BE DIFFICULT TO INTEGRATE INTO OUR BUSINESS.

From January 1, 1999 to date, we acquired fifteen businesses and have sold, or agreed to sell two others. We may undertake additional acquisitions in the future, and may consummate sales of certain businesses or operations. These transactions involve a number of risks, including:

- diversion of management attention and transaction costs associated in negotiating and closing the transactions;

- challenges in determining the fair value of goodwill which could adversely affect our results from operations;

- inability to retain the management, key personnel and other employees of the acquired business;

- inability to establish uniform standards, controls, procedures and policies;

- inability to realize the benefits of divestitures and collect monies owed us;

-    inability to retain the acquired company's customers; and

- exposure to legal claims for activities and obligations of the acquired business prior to acquisition, of the transferred business or risks that we cannot fully utilize all intellectual property.

Integrating the operations of an acquired business can be a complex process that requires integration of service personnel, sales and marketing groups, technological infrastructure and service offerings, and coordination of our development efforts. Customer satisfaction or performance problems with an acquired business could affect our reputation as a whole. In addition, any acquired business could significantly under-perform relative to our expectations.


WE MAY BE UNABLE TO SUCCESSFULLY MANAGE CHANGES IN OUR BUSINESS

We have experienced a period of significant growth. This growth has placed significant demands on our management and strains on our resources. Revenue has increased from approximately $1.8 million in 1996 to $48.0 million in 2000 and to $49.7 million in the first nine months of 2001, as compared to $35.3 million in the first nine months of 2000. Since 1996, we increased from fewer than 50 to approximately 480 employees.

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

WE MUST ATTRACT AND RETAIN KEY MANAGEMENT AND OTHER HIGHLY QUALIFIED PERSONNEL IN A COMPETITIVE LABOR MARKET

Our success depends largely upon the continued service of our executive officers, including Raymond V. Sozzi, Jr., our president and chief executive officer, and other key management and technical personnel, and our ability to continue to attract, retain and motivate other qualified personnel. Competition for such personnel is intense. We have experienced, and we expect to continue to experience in the future, difficulty in hiring highly skilled employees with the appropriate qualifications. Furthermore our business is labor intensive. If our ability to assemble a qualified work force were impaired, or if we do not succeed in attracting new personnel and retaining and motivating our current personnel, our business could be adversely affected.

OUR SYSTEMS MAY FAIL OR EXPERIENCE A SLOWDOWN

Substantially all of our communications hardware and certain of our other computer hardware operations are located at third-party locations such as Exodus Communications, Inc. in Waltham, Massachusetts and Navisite in San Jose, California. Fire, floods, earthquakes, power loss (whether through brown-outs or the like) or distribution issues, telecommunications failures, break-ins, acts of terrorism, and similar events could damage these systems. Computer viruses, electronic break-ins or other similar disruptive problems could also adversely affect our Web site. Our business could be adversely affected if our systems were affected by any of these occurrences. At least one of our system providers has filed for bankruptcy protection which could limit our ability to exercise certain rights under our agreement with that party, and has caused us to divert internal resources to address contingency plans. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems. We do not presently have any secondary "off-site" systems or a formal disaster recovery plan. Our network of web sites must accommodate a high volume of traffic and deliver frequently updated information. Our web sites have in the past and may in the future experience slower response times or decreased traffic for a variety of reasons. These types of occurrences could cause users to perceive our web sites as not functioning properly and therefore cause them to use another web site or other methods to obtain information.

In addition, our users depend on Internet service providers, online service providers and other web site operators for access to our network of web sites. Many of them have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems.

OUR ABILITY TO EXECUTE ON OUR SUPPLY CHAIN MANAGEMENT PLAN IN OUR DIRECT MARKETING BUSINESS IS DEPENDENT UPON A LIMITED NUMBER OF SUPPLIERS THAT MAY BE SUBJECT TO INTERNATIONAL SHIPPING OR TRADE LIMITATIONS

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


WE MAY BE SUED FOR INFORMATION RETRIEVED FROM THE INTERNET

We may be subjected to claims for defamation, invasion of privacy, negligence, copyright or trademark infringement, personal injury or other legal theories relating to the information we publish on our network of web sites or in our publications or the use of our academic search engine in the form of web crawling or framing. These types of claims have been brought, sometimes successfully, against online services as well as other print publications in the past, particularly in connection with archive services. Our syndication of content, including U-Wire content, to such archive services could expose us to indemnification claims in the event copyright holders assert their rights, and a request for indemnification for legal fees incurred is pending. We could also be subjected to claims based upon the content that is accessible from our network of web sites through links to other web sites or through content and materials that may be posted by members in chat rooms or bulletin boards including those located on the collegeclub.com web site. Our insurance may not adequately protect us against these types of claims.

WE MAY LOSE MEMBERS AND OUR REPUTATION MAY SUFFER BECAUSE OF UNSOLICITED BULK-MAIL OR SPAM

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

OUR STATUS UNDER STATE AND FEDERAL FINANCIAL SERVICES REGULATIONS IS UNCLEAR. VIOLATION OF ANY PRESENT OR FUTURE REGULATION COULD EXPOSE US TO LIABILITY, FORCE US TO CHANGE OUR BUSINESS PRACTICE OR FORCE US TO CEASE OR ALTER OUR OFFERINGS.

Our SA Cash offerings involve an industry potentially subject to government regulation. In the future, we might be subjected to federal or state banking laws or regulations. If we are deemed to be in violation of any current or future regulations, we could be exposed to financial liability or forced to change our business practices or offerings. As a result, we could face significant legal fees, delays in extending our product offerings, a curtailing of current or contemplated offerings, and damage to our reputation that could adversely affect our financial results.

We believe the licensing requirements of the Office of the Comptroller of the Currency, the Federal Reserve Board or other federal or state agencies that regulate or monitor banks or other types of providers of electronic commerce services do not apply to our activities. One or more states may conclude that, under its statutes, we are engaged in an unauthorized banking business. In that event, we might be subject to monetary penalties and adverse publicity and might be required to cease doing business with residents of those states. A number of states have enacted legislation regulating check sellers, money transmitters or service providers to banks. This uncertainty regarding the scope and application of these regulations has slowed our ability to market our offerings. Such liability or changes could have a material adverse effect on our business, results of operations and financial condition. Even if we are not forced to change our business practices, we could be required to obtain licenses or regulatory approvals that could cause us to incur substantial costs.

CONSUMER PROTECTION, PRIVACY CONCERNS AND REGULATIONS COULD IMPAIR OUR ABILITY TO OBTAIN AND USE INFORMATION ABOUT OUR USERS AND MAY SUBJECT US TO LITIGATION.

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

Our network of web sites currently uses "cookies" to track demographic information and user preferences. A cookie is information keyed to a specific server, file pathway or directory location that is stored on a user's hard drive, possibly without the user's knowledge, but is generally removable by the user. Germany has imposed laws limiting the use of cookies, and a number of internet commentators, advocates and governmental bodies in the United States and other countries have urged the passage of laws limiting or abolishing the use of cookies. If these laws are passed, our business, financial condition and results of operations could be materially harmed.

Legislative or regulatory requirements may heighten privacy concerns if businesses must notify Internet users that the data may be used by marketing entities to direct product promotion and advertising to the user. The Federal Trade Commission and state agencies have been investigating various Internet companies regarding their use of personal information. In 1998, the United States Congress enacted the Children's On-line Privacy Protection Act of 1998. In addition, the Gramm-Leach-Bliley Act ("GLB"), which governs privacy issues related to financial institutions, went into effect on July 1, 2001. If our programs are determined to be of a nature covered by the GLB, we may be required to undertake certain notices to our members and users and/or modify the membership program and other services. We depend upon collecting personal information from our customers, and the regulations promulgated under this act have made it more difficult for us to collect personal information from some of our customers. If third parties are able to penetrate our network security or otherwise misappropriate our users' personal information, we could be subject to liability. We could also be liable for claims based on unauthorized purchases with credit card information, impersonation or other similar fraud claims. We could also be held responsible for disclosing personal information or images, such as our disclosing such information for unauthorized marketing purposes or for including it in our photo gallery and web cam section on collegeclub.com. These claims could result in litigation. In addition, we could incur additional expenses if new regulations regarding the use of personal information are introduced or if our privacy practices are investigated. Other countries and political entities, such as the European Economic Community, have adopted such legislation or regulatory requirements. If consumer privacy concerns are not adequately addressed, our business, financial condition and results of operations could be materially harmed. We may also be subject to additional state and Federal banking regulations (Federal Reserve) in connection with the introduction of some of our eStudentLoan offerings. Although we carry general liability insurance, this insurance may not be available to cover a particular claim or may be insufficient. Additionally, our user community on CollegeClub.com exists in part because of our members' willingness to provide information about themselves. If claims, litigation, regulation or the acts of third parties reduce our members' willingness to share this information or our ability to use it, the attractiveness of the web site will decline, which would reduce our ability to generate revenue through the affected web site.

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

CERTAIN CURRENT STOCKHOLDERS OWN A LARGE PERCENTAGE OF OUR VOTING STOCK

As of November 7, 2001, our executive officers, directors and affiliated entities, together own approximately 48% of our outstanding common stock. Therefore, these stockholders are able to significantly influence all matters requiring stockholder approval and, thereby, our management and affairs. Matters that typically require stockholder approval include:

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

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits
      None.

     (b) Reports on Form 8-K

     The Company filed a Current Report on Form 8-K dated June 25, 2001 with the Securities and Exchange Commission on July 10, 2001 reporting the acquisition of OCM Enterprises, Inc. and the establishment of a credit facility with Reservoir Capital Partners, L.P., Reservoir Capital Associates, L.P. and Reservoir Capital Master Fund, L.P.

SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Student Advantage, Inc.

                                       (Registrant)


Dated: November 14, 2001               By: /s/ Kenneth S. Goldman
                                           ------------------------
                                           Kenneth S. Goldman,
                                           Executive Vice President,
                                           Chief Financial Officer and Treasurer
                                           (Principal Financial and Accounting
                                           Officer)