Form 10-K
period 2001-12-31
STUDENT ADVANTAGE INC
filed 2002-04-01
CIK 1073508

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

                 (MARK ONE)
                 [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                               OR

                 [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE TRANSITION PERIOD FROM          TO

                         COMMISSION FILE NUMBER 0-26173

                             ---------------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Common Stock held by non-affiliates of the Registrant on February 28, 2002, was $30,703,517 based upon the closing sale price of the Common Stock on the Nasdaq National Market on that date as reported in The Wall Street Journal of $1.05. On that date, the number of shares of Common Stock outstanding was 47,629,570 and no shares were held as treasury shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders for the year ended December 31, 2001, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant's fiscal year, are incorporated by reference into Part III hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            STUDENT ADVANTAGE, INC.
                                   FORM 10-K

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                  PART I.
Item 1.   Business....................................................    1
Item 2.   Properties..................................................    8
Item 3.   Legal Proceedings...........................................    9
Item 4.   Submission of Matters to a Vote of Securities Holders.......    9

                                  PART II.
Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters.........................................   11
Item 6.   Selected Consolidated Financial Data........................   11
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   13
Item 7A   Quantitative and Qualitative Disclosures About Market
          Risk........................................................   36
Item 8.   Financial Statements and Supplementary Data.................   37
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   71

                                 PART III.
Item 10.  Directors and Executive Officers of the Registrant..........   71
Item 11.  Executive Compensation......................................   71
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   71
Item 13.  Certain Relationships and Related Transactions..............   71

                                  PART IV.
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   72
          Signatures..................................................   73

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements. Any statements contained herein (including without limitation statements to the effect that the Company or its management "believes," "expects," "anticipates," "plans," and similar expressions) that relate to future events or conditions should be considered forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors That May Affect Future Results." Discussions containing forward-looking statements may be found in the materials set forth under "Item 1. Business", "Item 2. Properties" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I

ITEM 1.  BUSINESS

     Student Advantage, Inc. is an integrated media and commerce company focused on the higher education market. We work in partnership with more than 1,000 colleges and universities, student organizations and alumni associations, and more than 15,000 participating business locations to develop products and services that enable students to make less expensive and more convenient purchases on and around campus. Our exclusive university and business relationships allow us to sell campus-specific products and services and licensed collegiate sports memorabilia directly to parents, students and alumni.

     We reach consumers offline through Student Advantage Campus Services, which includes the Student Advantage Membership, SA Cash and OCM Direct, and online through our highly trafficked websites: studentadvantage.com, CollegeClub.com and our FANSonly Network. On March 25, 2002, the Company re-branded the FANSonly Network as the Official College Sports Network ("OCSN"). The Student Advantage Membership Program is a national fee-based membership program that provides its student members with exclusive benefits including ongoing discounts on products and services currently offered by more than 15,000 participating locations. Discounts are made available to students both through our studentadvantage.com website and at sponsors' retail locations and are heavily promoted at our CollegeClub.com website. The SA Cash Programs enable students to use their college ID cards as a method of payment (stored-value card) for off-campus dining, shopping and other purchasing needs. OCM Direct is a direct mail marketing business that provides college and university-endorsed products, including residence hall linens, and related accessories, care packages, and diploma frames to students and their parents. OCSN is the largest, most trafficked network on the web devoted exclusively to college sports, providing online brand management and content delivery to more than 120 top schools and athletic conferences. We also offer business-to-business marketing and event management and execution services through SA Marketing Group.

     Student Advantage, Inc. was incorporated in the State of Delaware on October 20, 1998. The Company began operations in 1992 as a sole proprietorship, converted to a general partnership in 1995, converted to a limited liability company in 1996 and became a C corporation in 1998. From inception through December 1997, our revenue was derived primarily from annual membership fees. Since that time, we have expanded our product and service offerings through internal growth as well as acquisitions. The Company's principal executive offices are located at 280 Summer Street, Boston, Massachusetts 02210, and our telephone number is (617) 912-2000.

     On May 10, 2001, the Company acquired certain assets of Edu.com, Inc., a privately held e-commerce company specializing in sales of consumer electronics, hardware and software to students. Prior to the acquisition, the Company was a stockholder of Edu.com and a party to a marketing and distribution agreement with Edu.com. On November 12, 1999, the Company made an equity investment in Edu.com of approximately $4.3 million in exchange for approximately 922,000 shares of Series B preferred stock and entered into a marketing and distribution agreement with Edu.com providing for payments of $2.0 million to the Company over the term of the agreement. In January 2000, we invested an additional $1.0 million in exchange for approximately 217,000 shares of Series B preferred stock. At December 31, 2000, $1.0 million remained payable under the agreement. In satisfaction of this obligation, we accepted a secured promissory note, which was payable on December 31, 2001, from Edu.com. In connection with the acquisition of certain assets of Edu.com in May 2001, we issued 90,000 shares of our common stock and a warrant to purchase 225,000 shares of common stock with an exercise price of $2.28 and a warrant to purchase 225,000 shares of common stock with an exercise price of $3.42, and assumed certain liabilities of Edu.com. In addition, we canceled the $1.0 million secured promissory note previously issued to us by Edu.com in exchange for the transfer of assets securing the note.

     On May 31, 2001, the Company completed the sale of its Rail Connection business to Wandrian, Inc. ("Wandrian"), for aggregate consideration of $0.6 million, in the form of a secured promissory note for $0.2 million payable over the next three years and a second promissory note for $0.4 million, convertible into Wandrian's Series B Preferred Stock and maturing on May 31, 2006.

     On June 25, 2001, the Company entered into an Agreement and Plan of Merger (the "Agreement"), by and among the Company, Orion Acquisition Corp., a wholly owned subsidiary of the Company ("Orion"), OCM Enterprises, Inc. ("OCM") and Devin A. Schain, Michael S. Schoen, Howard S. Dumhart, Jr., Paul D. Bogart and Steven L. Matejka (the "OCM Stockholders"). Pursuant to the Agreement, OCM was merged with and into Orion, which survived the merger and changed its name to OCM Direct, Inc. ("OCM Direct"). The aggregate consideration paid by the Company to the OCM Stockholders in connection with the acquisition of OCM was (i) $8.0 million in cash paid at the closing, (ii) 2,433,333 shares of the Company's common stock, issued at the closing, (iii) shares of common stock to be issued not later than June 25, 2002 with a value of $1.25 million at the time of issuance based on the average of the last reported sales prices per share of common stock over the ten trading days ending on the trading day that is three days prior to the date of issuance, provided that the number of shares will not be less than 208,333 or greater than 1,250,000, and (iv) in the event that OCM Direct attains certain revenue performance goals described in the Agreement after the closing, up to $1.5 million payable at the Company's option in either shares of common stock or a combination of shares of common stock and cash, with the shares of common stock valued at the time of issuance based on the average of the last reported sales prices per share over the ten trading days ending on the trading day that is three days prior to the date of issuance or $1.00, whichever is greater, subject to adjustment under certain circumstances.

     On October 1, 2001, the Company, through our wholly-owned subsidiary, OCM Direct, Inc., acquired substantially all of the assets of CarePackages.com, LLC, a privately held e-commerce company specializing in the sale of direct mail gift packages and care packages to college students and their parents. In connection with the acquisition, OCM Direct created a wholly owned subsidiary, CarePackages, Inc., and the Company issued 100,000 shares of Student Advantage common stock and paid $30,000 in cash.

     On October 2, 2001, the Company announced a restructuring, which included a reduction in staff of approximately 15% of its total employees and charges related to operating leases for office space no longer utilized in the Company's current operations. As of December 31, 2001 we had approximately 382 full time employees.

     On November 7, 2001, the Company transferred substantially all of the assets and liabilities relating to our Voice FX business to a newly formed, wholly owned limited liability company, Voice FX, LLC ("Voice FX"). As of the same date, two former managers and owners (the "Buyers") of our Voice FX business, who sold the business to Student Advantage in 1999, entered into a call option agreement (the "Option") with the Company to purchase all of the Company's interest in Voice FX. As consideration for the entering into the Option, the Company received $0.9 million, of which $0.6 million was paid in cash and $0.3 million was in the form of a Promissory Note (the "First Note"), bearing interest of 12.9%, with a maturity of December 31, 2002. The Option was exercised on November 7, 2001 and on December 31, 2001 we sold our interest in Voice

FX to the Buyer for consideration consisting of a Promissory Note for $3.0 million (the "Second Note"), a Promissory Note for $0.9 million (the "Third Note"), and $1.1 million related to the net working capital of the Voice FX business, of which $0.2 million was received January 3, 2002 and $0.9 million was received on March 28, 2002. The Second Note, bearing interest of 14.5%, requires payments of interest to begin on March 31, 2003, with the principal and remaining interest coming due on December 31, 2006. The Third Note, which is non-interest bearing, requires payments of principal beginning June 30, 2003, with the final payment coming due on December 31, 2007. On December 28, 2001, the Company and the Buyer entered into two marketing agreements, whereby the Company will provide marketing and promotional services to the Buyer for a cumulative fee of $2.7 million. The services will be provided from January 1, 2002 through March 31, 2006.

     On November 26, 2001, the Company completed the sale of its eStudentLoan business to a third-party. As consideration for the transaction the Company received net proceeds of $2.3 million in cash.

     "Student Advantage", "CollegeClub", "U-WIRE", "FANSonly", "Edu.com" and "SA Cash" are trademarks and service marks of the Company. All other trademarks, service marks or trade names referred to in this prospectus are the property of their respective owners.

STRATEGY

     Our objective is to set the standard for commerce in higher education by working in partnership with universities and businesses to make what students need easily available to them, by making it less expensive and helping them pay for it more conveniently. We intend to achieve these objectives through the following:

     Enhance Student Commerce Through University-Endorsed Relationships. We intend to focus on increasing the volume and average value of transactions in our core Membership Program, SA Cash, OCM Direct and OCSN businesses by enhancing our value to students, their parents and alumni through new products and services marketed offline and online in conjunction with our university and business partners.

     Continue to Build the Student Advantage Brand. We believe that in order to attract and expand our membership base and our service offerings to colleges and universities, and corporate partners we must continue to build strong brands. By partnering with leading national and local sponsors and universities we work to integrate commerce opportunities into the student experience. Our Student Advantage brand remains our most important consumer brand. We believe that aggressive brand building will become increasingly important to sustain our leadership position. We will also continue to enhance our branding both directly and through co-marketing arrangements with our sponsors.

     Aggressively Grow Student Reach. We intend to continue to grow the number of paid participants in the Student Advantage Membership Program, as well as the number of registered users on our network of websites, through a variety of initiatives including:

     - continuing the transition from bulk membership sales to individual paid membership sales,

     - increasing the rate of new paid memberships through OCM Direct sales, online membership sales on studentadvantage.com and CollegeClub.com, through corporate sponsored distributions and through university and college sales, and

     - increasing our number of corporate sponsors, and therefore, the content on our network of websites and the benefits of our Membership Program.

     Consider a complete or partial divestiture of one or more properties. We believe that it may be to our interest to consider the continued divestiture of those pieces of the business that may no longer be central to our mission. In addition, we believe that we may agree to minority investments in one or more of our subsidiaries to both attract capital and to avail ourselves of certain other benefits. These transactions will likely require the approval of one or more of our lenders.

     Continue to Pursue Strategic Acquisitions and Alliances. Since inception, we have acquired and integrated a number of complementary businesses in order to expand and strengthen our offerings to students, their parents, universities and corporate partners. We plan to continue to acquire companies, make equity investments and enter into alliances that offer opportunities to increase our product and service offerings and to obtain new technologies.

PRODUCTS AND SERVICES

     We work in partnership with colleges and universities and in cooperation with businesses to develop products and services that are easily available to students, their parents and alumni. Our Student Services division offers students a broad range of products and services, through our Student Advantage Membership Program, as well as through services and content on our websites specifically created for their unique needs. Our Corporate and University Services division offers corporate customers marketing services and offers universities content, commerce and data management services.

     The Student Advantage(R) Membership Program and studentadvantage.com. The Student Advantage Membership Program is an annual fee-based program, providing students with exclusive discounts and partner benefits at nearly 15,000 participating retail locations serving college campuses nationwide. Companies such as Amtrak(R), Greyhound, Tower Records, 1800 Flowers, Dollar Rent-a-Car, US Airways, Foot Locker and BarnesandNoble.com utilize our membership platform as a customer relationship management program for acquisition, activation and usage of their products and services. By aggregating and communicating with students through the Membership Program, the Company offers our partners a single point-of-contact to access, influence and reward student-purchasing behaviors. Memberships are distributed in several ways. We sell memberships directly to parents and students for an annual membership fee that is currently $20, distribute memberships at no cost to certain qualified students and sell memberships to certain of our corporate partners and universities for resale to students at their retail locations and campuses. Complementing the membership program is studentadvantage.com, an online resource of commerce relationships, proprietary information and services developed exclusively for students. In addition, the Company's online technology store, formerly Edu.com, gives verified college students, faculty and staff access to academic pricing on name-brand computer hardware and software.

     OCM Direct. The OCM Direct programs supply students and their parents with a variety of products, including residence hall linens and related accessories, care packages and diploma frames. OCM Direct has endorsed relationships with colleges, universities, and on-campus and alumni organizations for its direct mail marketing circulation of approximately six million. OCM Direct has endorsed relationships and multi-year agreements with more than 900 colleges and universities, student organizations and alumni associations. OCM Direct is the only corporate partner of the National Association of College and University Residence Halls, and also has relationships with the Association of College and University Housing Officers -International and the National Orientation Directors Association.

     CollegeClub. CollegeClub.com is an integrated online property that has attracted over 4.2 million registered users since 1996. The website reaches college students across the U.S., providing them with services and content specifically created for their unique needs. The site provides a platform for corporate clients that want to present their brands and services to college students. CollegeClub.com has executed promotions for companies that include General Motors, Warner Bros., Bank of America, Intuit, State Farm Insurance and The Princeton Review.

     Official College Sports Network. On March 25, 2002, we rebranded the FANSonly Network as the Official College Sports Network (OCSN). Through its Official Athletic Sites, OCSN provides online brand management, content delivery and e-commerce services to more than 120 university athletic departments and conferences throughout the country. FANSonly.com serves as the network hub for individual Official Athletic Sites.

     SA Cash. The SA Cash Programs enable students to use their college ID cards as a method of payment for off-campus dining, shopping and other purchasing needs and is currently in use at 16 schools. The stored-value card program is developed in connection with university and college one-card offices. The program and the proprietary Student Advantage managed point-of-sale (POS) system expands the utility of the existing on-campus card programs, providing students greater purchasing scope with their student ID card. As part of the SA Cash Programs, the Company creates customized direct marketing and loyalty programs for students and merchants.

     SA Marketing Group. SA Marketing Group is a full-service event marketing and execution business that develops and executes events for corporate clients. SA Marketing Group develops and manages marketing programs for all consumer demographics, specializing in the college and youth markets, and has delivered programs on behalf of many corporate clients, including General Motors, Volkswagen, New Balance, Hotjobs.com, MTV, PBS and MBNA.

     U-WIRE. U-WIRE is a newswire service, free for college newspaper media, that distributes student-produced content to more than 500 U-WIRE members, professional media outlets and syndication partners, such as Yahoo!, NYTimes.com and Lexis-Nexis. The Company's sponsors and business partners can utilize U-WIRE to send press releases directly to the student editors at member college newspapers.

CUSTOMERS

     The Company's primary customers are consumers -- college students, their parents and alumni -- who purchase products and services we make available to them offline and online. Crucial to our success are the 1,100 colleges and universities, campus organizations, and alumni associations with which we work to develop and market valuable and highly-relevant products and services. These relationships provide the Company with assistance in reaching our primary customers and often provide certain content and commerce rights that give us a strong competitive advantage and differentiate us in the marketplace. Our corporate customers are the third essential element of our customer base. They are important to the Company for two reasons. Many of them serve as our marketing partners by adopting the Student Advantage Membership Program as the platform by which they extend student discounts, thereby increasing the value of our program to students, while other corporate clients pay us advertising and related promotional fees to gain access to our customer base. Here are examples of some of our corporate customers.

  GENERAL MOTORS CORPORATION

     Through our CollegeClub.com business, the Company has an agreement with General Motors Corporation that is in effect through 2003. The Strategic Alliance agreement provides that the Company will develop and conduct a multi-faceted promotional campaign, and will provide certain advertising, promotional and e-commerce opportunities for General Motors. The agreement includes both on-line and off-line productions targeted to the college student demographic.

  VOLKSWAGEN OF AMERICA, INC.

     Through our SA Marketing Group, the Company has an agreement with Volkswagen of America, Inc. (Volkswagen), which is in effect through the end of 2002. The agreement specifies that the Company will provide production and marketing services to develop, promote and produce the 2002 Volkswagen Major Motion Picture Show Tour in conjunction with Volkswagen product promotion partner, Trek Bicycle Corporation, to help increase the awareness of the Volkswagen Brand and the Volkswagen Certified Pre-Owned Program.

  TOWER RECORDS

     Student Advantage has an agreement with Tower Records which is in effect through August, 2003. Tower Records will offer an exclusive discount of 10% off purchases made in store and online to Student Advantage Members. Students can also purchase Student Advantage Membership cards online at TowerRecords.com. The Student Advantage and Tower Records partnership is marketed online at studentadvantage.com via banner advertisements and a dedicated splash page, as well as through e-mail communication. Student Advantage communication is integrated throughout Tower Records stores via banners and posters. Student Advantage Community Managers will often work together with Tower Records managers to bring events, contests, and promotions on to the local campus or into the local store.

SALES AND MARKETING

     As of December 31, 2001, the Company had a direct sales organization consisting of 55 professionals. Fifteen of these professionals are dedicated primarily to managing our significant sponsor relationships. The remaining professionals are engaged in a variety of sales functions, including selling banner advertising and sponsorships, enlisting additional national sponsors for our Membership Program, seeking opportunities for corporate-sponsored events and promotions targeted at college students and managing existing sponsor relationships.

     In addition, we maintain a regional sales organization of 12 professionals in nine regional offices focused primarily on enlisting and managing local sponsors and providing marketing services. These offices, which are managed from our headquarters in Boston, provide us with a broad geographical presence and enable us to implement effective nationwide marketing programs.

     The Company uses a variety of online and traditional marketing programs to increase brand recognition. Our marketing strategy for our brands contains a mix of online advertising, programs which drive members to our websites, in-store advertising in local retail locations, on-campus direct solicitation of students, outbound e-mail, co-marketing with colleges and universities through on-campus posters and student mailbox drops, print advertising, new media banner campaigns and direct mail. The Company employed 40 marketing professionals as of December 31, 2001.

TECHNOLOGY

     The Company has implemented a broad array of site management, advertising management, customer interaction, registration systems, transaction-processing and fulfillment systems using a combination of its own proprietary technologies and commercially available, licensed technologies. Our current strategy is to license commercially available technology whenever possible rather than seek internally developed solutions. We use internal resources to develop the specialized software necessary for our business, such as the software required to register members online.

     Consistent with our preference for off-the-shelf software components, the hardware systems that we utilize also consist of commercially available components. The Company believes that this architecture provides the ability to increase scale quickly and reliably, and at a relatively low cost. Our existing infrastructure currently exceeds present demand, and as such, we have no plans for additional upgrades.

     Our membership database is currently hosted at Hosting.com in Massachusetts and is in the process of being moved to Navisite, Inc. in Massachusetts and utilizes Oracle 8i database software. Our production servers utilize Sun Microsystems, Inc. hardware and use Apache web server software. The Company's system hardware is currently hosted in Massachusetts and California by Navisite. A group of systems administrators and network managers at the Company operate our web site, network operations and transaction-processing systems and monitor our systems 24 hours a day.

     The CollegeClub membership database and web environment is currently hosted at Navisite in California and is in the process of being moved to Navisite's Massachusetts facility. The environment utilizes Oracle 8i, running on a Sun Microsystems and EMC hardware platform. The front-end web environment runs on Compaq hardware, running the Linux operating system and Apache web server software. System administrators and network managers at Navisite, in coordination with Company personnel, operate the web sites, network operations and transaction-processing systems and monitor our systems 24 hours a day.

     Our operations are dependent upon the ability of Navisite to maintain their systems in effective working order and to protect their systems against damage from fire, natural disaster, power loss, telecommunications failure or similar events. The Company's servers are powered by an uninterruptible power supply to provide a safeguard against unexpected power loss. Our systems are copied to backup tapes each night and stored at an off-site storage facility for one year. In addition, the servers are equipped with redundant file systems, which allows for prompt replacement of defective disks without interruption of service.

COMPETITION

     We compete with other companies targeting the student population, such as:

     - publishers and distributors of traditional offline media, particularly those targeting college students, such as campus newspapers, other print media, television and radio;

     - providers of payment platforms such as stored-value cards and credit cards; and

     - vendors of college student information, merchandise, products and services distributed through online and offline means, including retail stores, direct mail and schools.

     We compete for client marketing budget dollars with other marketing activities and, in particular, other forms of direct marketing activities, such as direct mail. In recent years, there have been significant advances in new forms of direct marketing, such as the development of interactive shopping and data collection through television, the Internet and other media. Many industry experts predict that electronic interactive commerce, such as shopping and information exchange through the Internet will proliferate in the foreseeable future. To the extent such proliferation occurs, it could have a material adverse effect on the demand for membership programs.

     Competition for online users and advertisers is intense and is expected to increase over time as barriers to entry are relatively low. We compete for visitors, traffic, sponsors and online merchants with web directories, search engines, content sites, online service providers and traditional media companies. We also face competition from other companies maintaining websites dedicated to college students as well as high-traffic websites sponsored by companies such as AOL Time Warner, CBS, Disney, Terra Lycos, Microsoft, MTV and Yahoo!

     Many of our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. In addition, substantially all of our current advertising customers have established collaborative relationships with other high-traffic websites. As a result, our advertising customers might conclude that other Internet businesses, such as search engines, commercial online services and sites that offer professional editorial content are more effective sites for advertising than we are. Moreover, we may be unable to maintain either the level of traffic on our web sites or a stable membership base, which would make our sites less attractive than those of our competitors.

     Increased competition from these and other sources could require us to respond to competitive pressures by establishing pricing, marketing and other programs or seeking out additional strategic alliances or acquisitions that may be less favorable to us than we could otherwise establish or obtain.

INTELLECTUAL PROPERTY AND PROPERTY RIGHTS

     The Company regards its patents, copyrights, service marks, trademarks, trade dress, trade secrets, proprietary technology and similar intellectual property as important to its success, and relies on patent, trademark and copyright law, trade secret protection and confidentiality and/or license agreements with its employees, customers, independent contractors, sponsors and others to protect its proprietary rights. The Company strategically pursues the registration of its trademarks and service marks. However, effective patent, trademark, service mark, copyright and trade secret protection may not be available in all instances. There can be no assurance that the steps taken by us to protect our proprietary rights will be adequate or that third parties will not infringe or misappropriate our patents, copyrights, trademarks, trade secrets, trade dress and similar proprietary rights. In addition, there can be no assurance that other parties will not independently develop substantially equivalent intellectual property. A failure by us to protect our intellectual property in a meaningful manner could have a material adverse effect on our business, financial condition and results of operations. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of financial and managerial resources, which could have a material adverse effect on our business.

     The Company has been subject to claims and expects to be subject to legal proceedings and claims from time to time in the ordinary course of its business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties. At present, CARE, the international human rights and relief agency, has requested in writing that the Company's Care Packages subsidiary phase out the use of the mark "CarePackages." The Company does not believe that the two marks would raise a risk of confusion and intends to continue using the mark. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources. Further, if such claims are successful, the Company may be required to change its trademarks, alter its content and pay financial damages. There can be no assurance that such changes of trademarks, alteration of content or payment of financial damages will not adversely affect our business.

     We may be required to obtain licenses from others to refine, develop, market and deliver new products and services. A clearinghouse for various universities' intellectual property rights has requested that the Company's OCM subsidiary provide an accounting of royalty fees owed for certain products sold. The Company believes these claims to be without substantive merit, but there can be no assurances that the Company will not cause it to incur an outlay of licensing fees and the diversion of management resources in addressing the claim. There can be no assurance that we will be able to obtain any such license on commercially reasonable terms or at all or that rights granted pursuant to any licenses will be valid and enforceable.

GOVERNMENT REGULATION

     The Company is subject to various laws and regulations relating to its business. Although there are currently few laws or regulations directly governing access to or commerce on the internet, due to the increasing popularity and use of the internet, a number of laws and regulations may be adopted regarding user privacy, pricing, acceptable content, taxation and quality of products and services. In addition, several telecommunications providers have petitioned the Federal Communications Commission to regulate and impose fees on internet service providers and online service providers in a manner similar to long distance telephone carriers. Also, stored-value card products currently being developed and sold by the Company, although not currently regulated by the Federal Reserve, may be subject to state banking regulations and/or future amendments to or interpretations of current Federal banking regulations. The adoption of any such laws or regulations could adversely affect our product and service offerings, adversely affect the growth in use of our products and services, decrease the acceptance of the internet as a communications and commercial medium or restrict the Company's ability to introduce new products. Moreover, it may take years to determine the extent to which existing laws relating to issues such as property ownership, libel and personal privacy are applicable to the internet. Any new laws or regulations relating to the internet could decrease demand for our products and services or otherwise have a material adverse effect on our business.

EMPLOYEES

     As of December 31, 2001, the Company had a total of 382 full-time employees. The Company also hires temporary employees, particularly at the beginning of each school semester, and contract service providers as necessary. As we continue to grow and introduce additional products and services, we expect to hire additional employees, particularly in product development for our commerce products and sales and marketing. None of our employees is represented by a labor union or is the subject of a collective bargaining agreement. We believe that relations with our employees are generally good. Competition for qualified personnel in our industry is intense, particularly among sales, online product development and technical staff. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel.

ITEM 2.  PROPERTIES

     Student Advantage's principal executive offices are located at 280 Summer Street in Boston, Massachusetts, where we presently lease an aggregate of approximately 39,000 square feet. Our current leases for this facility expire at various times through 2008. We also lease additional space in Boston, Massachusetts; and maintain regional offices in Carlsbad, California; San Diego, California; Atlanta, Georgia; Chicago, Illinois;

Hanover, New Hampshire; New York, New York; Bethesda, Maryland; Trenton, New Jersey and Fairfield, Connecticut. In total our leased office and warehouse space aggregates approximately 283,000 square feet.

     We believe that our current facilities and other facilities that will be available to us will be adequate to accommodate our needs for the foreseeable future. There can be no assurance that we will be successful in obtaining or disposing of additional space, if required, or if such transactions to lease or dispose of the space will be on terms acceptable to us.

ITEM 3.  LEGAL PROCEEDINGS

     We are not presently subject to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE COMPANY

     Below are the name, age and principal occupations for the last five years of our current executive officers. All such persons have been elected to serve until their successors are elected and qualified or until their earlier registration or removal:

NAME                          AGE                            OFFICE(S)
----                          ---                            ---------
Raymond V. Sozzi, Jr........  33    Chairman of the Board of Directors, President and Chief
                                    Executive Officer
Kenneth S. Goldman..........  43    Executive Vice President, Finance, Chief Financial Officer
                                    and Treasurer
Jay P. Summerall............  43    Executive Vice President, Student Services and Chief
                                    Operating Officer
Craig R. Macfarlane.........  41    Vice President, Technology and Chief Technology Officer
Heather L. Lourie...........  30    Vice President, Corporate Development
Michael J. Phelan...........  40    Vice President, Corporate Marketing and Partnerships
Kevin M. Roche..............  35    Vice President, Human Resources

     Raymond V. Sozzi, Jr. founded Student Advantage in 1992 and has served as Chairman of the Board of Directors, President and Chief Executive Officer of Student Advantage since its inception.

     Kenneth S. Goldman has served as Executive Vice President, Finance, Chief Financial Officer and Treasurer of Student Advantage since July 2000. From June 1998 to July 2000, Mr. Goldman served as Senior Vice President, Chief Financial Officer and Treasurer of MediaMap, Inc., a software and media information company. From April 1996 to June 1998, Mr. Goldman served as Senior Vice President, Chief Financial Officer and Treasurer for Shoplink.com, an online provider of groceries, household consumables and services. From February 1993 to April 1996, Mr. Goldman served as Senior Vice President and Chief Financial Officer of Liberty International Holdings, Inc., an international financial services company.

     Jay P. Summerall has served as Chief Operating Officer since July 2001 and Executive Vice President, Student Services of Student Advantage since May 2000. From September 1998 to April 2000, Mr. Summerall was General Manager for the Business unit of AT&T's College and University Solutions (ACUS), a telecommunications company. Mr. Summerall served in a number of other key college-focused roles for AT&T from July 1992 to September 1998, including as the Director of Student Marketing and Sales from 1997 to September 1998.

     Craig R. Macfarlane has served as Vice President, Technology and Chief Technology Officer since August 2000. From February 1999 to August 2000, Mr. Macfarlane was Chief Technology Officer for iCast, an internet music and radio company. From May 1996 to January 1999, Mr. Macfarlane was Vice President of Advanced Media Development at Digitas (formerly SIG), a digital strategy, technology and infrastructure consulting firm. From January 1995 to May 1996, Mr. Macfarlane served as Principal Consultant for Websmith Consulting, an internet consulting firm.

     Heather L. Lourie has served as Vice President, Corporate Development of Student Advantage since January 2000 and as Director, Corporate Development since May 1999. From 1993 to April 1999, Ms. Lourie was a member and a manager in the Transaction Services Division of PricewaterhouseCoopers LLP, a public accounting firm.

     Michael J. Phelan has served as Vice President, Corporate Marketing and Partnerships of Student Advantage since February 2001. Prior to joining Student Advantage, Mr. Phelan was General Manager and Category Director at Reebok International, a producer of athletic apparel, responsible for developing Reebok's youth consumer segment from July 1999 to February 2001. From 1989 through July 1999, he served as the Executive Director of Marketing at Polaroid Corporation, a company which designs, develops, manufactures and markets digital and instant imaging and related products.

     Kevin M. Roche has served as Vice President, Human Resources since January 2000. From September 1995 to January 2000 Mr. Roche was the Director of International Human Resources and from July 1998 to January 2000 he was also the Corporate Director of Human Resources at Reebok International Ltd., a producer of athletic apparel, where he was responsible for directing and implementing corporate human resources policies and procedures within Reebok's Global Operating Regions of Europe, Asia, Latin America, North America and emerging markets. Before joining Reebok, Mr. Roche held positions at Praxis International, an enterprise data movement solutions company, and Raytheon Service Company, a field engineering company.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Student Advantage's common stock began trading on the Nasdaq National Market on June 18, 1999 under the symbol "STAD". Prior to that time there had been no market for our common stock. The table below sets forth the high and low sales prices per share for our common stock on the Nasdaq National Market for the periods indicated:

                                                               HIGH       LOW
                                                              -------   -------
FISCAL YEAR ENDED DECEMBER 31, 2000
  First quarter.............................................  $22.438   $10.000
  Second quarter............................................  $10.500   $ 2.875
  Third quarter.............................................  $ 9.750   $ 5.500
  Fourth quarter............................................  $ 7.813   $ 1.750
FISCAL YEAR ENDED DECEMBER 31, 2001
  First quarter.............................................  $ 5.875   $ 2.063
  Second quarter............................................  $ 2.880   $ 1.750
  Third quarter.............................................  $ 2.190   $ 0.900
  Fourth quarter............................................  $ 1.530   $ 0.960

     As of February 28, 2002 there were 327 holders of record of the common stock. Because many of the shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of individual stockholders represented by these holders of record.

     The Company has never paid or declared any cash dividends on its Common Stock. Our loan agreement with Reservoir Capital Partners, Reservoir Capital Associates and Reservoir Capital Master Fund prohibits the payment of both cash and stock dividends.

     On October 1, 2001, the Company acquired, through our wholly owned subsidiary, OCM Direct, substantially all of the assets of CarePackages.com, LLC, a privately held e-commerce company specializing in the sale of direct mail gift packages and care packages to college students and their parents. A portion of the consideration paid for the acquisition consisted of 100,000 shares of Student Advantage common stock. The shares were issued pursuant to an exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended. No underwriters were involved in the transaction.

     On November 6, 2001, the Company modified certain provisions and covenants of our Loan Agreement with Reservoir Capital Partners, Reservoir Capital Associates and Reservoir Capital Master Fund and as a partial consideration for such modifications the Company issued immediately exercisable warrants to purchase an aggregate of 100,000 shares of common stock with an exercise price of $.01 per share. The warrants were issued pursuant to an exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended. No underwriters were involved in the transaction.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data are derived from the financial statements of Student Advantage, Inc. The historical results presented are not necessarily indicative of future results. The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and the related Notes. All amounts for all periods presented have been restated to reflect the acquisition of University Netcasting, Inc. in June 1999, which was accounted for as a pooling of interests.

     Effective June 18, 1999, the date the Company acquired University Netcasting, Inc., University Netcasting, Inc.'s fiscal year end was changed from March 31 to December 31 to conform to the Company's fiscal year end. University Netcasting, Inc.'s results of operations for the years ended March 31, 1997, 1998 and 1999 have been included in the Company's results of operations for the years ended December 31, 1997 and 1998, respectively. University Netcasting's results of operations for the twelve months ended December 31, 1999 have been included in the Company's twelve months ended December 31, 1999. Accordingly, University Netcasting's results of operations for the three months ended March 31, 1999 have been included in the Company's results for both the years ended December 31, 1998 and 1999. Total revenue and net loss for University Netcasting for the three months ended March 31, 1999 were $0.7 and $1.6 million, respectively. This net loss amount has been reported as an adjustment to the consolidated accumulated deficit.

                                                      YEAR ENDED                   DECEMBER 31,
                                           --------------------------------   ----------------------
                                            1997       1998        1999          2000         2001
                                           -------   --------   -----------   -----------   --------
                                                                (RESTATED)*   (RESTATED)*
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA
  Revenue Student Services...............  $ 4,815   $ 15,174    $ 19,722      $ 28,099     $ 51,580
  Corporate and University Solutions.....       --      4,186       7,922        19,915       13,783
                                           -------   --------    --------      --------     --------
     Total revenue.......................    4,815     19,360      27,644        48,014       65,363
                                           -------   --------    --------      --------     --------
Costs and expenses
  Cost of student services revenue.......    3,330      7,416      11,093        10,263       16,379
  Cost of corporate and university
     solutions...........................       --      2,963       4,541         9,929        7,051
  Product development....................    3,253      5,169       9,974        18,377       17,117
  Sales and marketing....................    1,905      7,759      12,251        17,880       23,947
  General and administrative.............    2,727      5,555       8,876        11,196       11,144
  Restructuring and impairment of
     long-lived assets...................       --         --          --            --        6,810
  Stock-based compensation...............       --         --          --            --          539
  Non-cash NBC media expense.............       --         --          --            --        3,348
  Depreciation and amortization..........      351      1,155       1,822         6,382       13,946
                                           -------   --------    --------      --------     --------
     Total costs and expenses............   11,566     30,017      48,557        74,027      100,281
                                           -------   --------    --------      --------     --------
  Loss from operations...................   (6,751)   (10,657)    (20,913)      (26,013)     (34,918)
  Equity interest in Edu.com net loss....       --         --        (316)       (3,776)        (495)
  Realized gain (loss)...................       --         --          --          (367)       1,508
  Interest income (expense), net.........      (77)       121       1,358         1,434       (1,676)
                                           -------   --------    --------      --------     --------
  Net Loss before Income Taxes...........   (6,828)   (10,536)    (19,871)      (28,722)     (35,581)
     Provision for income taxes..........       --         --          --            --          207
                                           -------   --------    --------      --------     --------
Net loss after Income Taxes..............  $(6,828)  $(10,536)   $(19,871)     $(28,722)    $(35,788)
                                           =======   ========    ========      ========     ========
Basic and diluted net loss per share.....  $ (0.41)  $  (0.59)   $  (0.72)     $  (0.79)    $  (0.80)
                                           =======   ========    ========      ========     ========
Shares used in computing basic and
  diluted net loss per share.............   16,588     17,710      27,410        36,549       44,539
                                           =======   ========    ========      ========     ========

---------------

* restatement pertains to Edu.com step acquisition accounting

                                                        YEAR ENDED                  DECEMBER 31,
                                              -------------------------------   --------------------
                                               1997      1998        1999          2000        2001
                                              ------   --------   -----------   -----------   ------
                                                                  (RESTATED)*   (RESTATED)*
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
BALANCE SHEET DATA
Cash and cash equivalents...................  $5,806   $  6,140     $15,370       $12,762     $5,093
Restricted cash.............................  $   --   $     --     $    --       $    --     $  667
Marketable securities.......................      --         --      20,546            --         --
Working capital (deficit)...................  (1,670)    (2,355)     24,139         4,257     (9,263)
Total assets................................   7,217     11,704      60,480        51,570     58,131
Deferred revenue............................   5,970      7,064       9,576         4,013      3,521
Long-term obligation under capital leases...      --         --          --         1,861        764
Redeemable convertible preferred stock......     111     10,196          --            --         --
Stockholders' equity (deficit)..............  (1,024)   (10,548)     41,378        30,543     11,791

---------------

* restatement pertains to Edu.com step acquisition accounting

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Student Advantage, Inc. is an integrated media and commerce company focused on the higher education market. We work in partnership with colleges and universities and in cooperation with businesses to develop products and services that are easily available to students and alumni. We report our revenue in two categories: student services revenue and corporate and university solutions revenue.

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

     On May 1, 2001, the Company issued an aggregate of five million shares of common stock to five investors, for an aggregate purchase price of $10.0 million. We also issued to these investors warrants to purchase 1.5 million shares of common stock with an exercise price of $3.00 per share and warrants to purchase 800,000 shares of common stock with an exercise price of $1.26 per share. The warrants to purchase 800,000 shares with an exercise price of $1.26 per share are subject to certain exercise price adjustments on certain dates based upon volume-weighted average sales prices. This exercise price adjustment will not result in an adjustment to the number of shares of common stock issuable upon exercise of the warrants.

     On May 10, 2001, the Company acquired certain assets of Edu.com, Inc., a privately held e-commerce company specializing in sales of consumer electronics, hardware and software to students. Prior to the acquisition, the Company was a stockholder of Edu.com and a party to a marketing and distribution agreement with Edu.com. On November 12, 1999, the Company made an equity investment in Edu.com of approximately $4.3 million in exchange for approximately 922,000 shares of Series B preferred stock and entered into a marketing and distribution agreement with Edu.com providing for payments of $2.0 million to the Company over the term of the agreement. In January 2000, we invested an additional $1.0 million in exchange for approximately 217,000 shares of Series B preferred stock. At December 31, 2000, $1.0 million remained payable under the agreement. In satisfaction of this obligation, we accepted a secured promissory note, which was payable on December 31, 2001, from Edu.com. In connection with the Company's acquisition of certain assets of Edu.com in May 2001, we issued 90,000 shares of our common stock and a warrant to purchase 225,000 shares of common stock with an exercise price of $2.28 and a warrant to purchase 225,000 shares of common stock with an exercise price of $3.42, and assumed certain liabilities of Edu.com. In addition, we canceled the $1.0 million secured promissory note previously issued to us by Edu.com in exchange for the transfer of assets securing the note. This consideration, including the Company's previous investment in Edu.com was accounted for as a purchase business combination in accordance with APB Opinion No. 16, "Business Combinations". The accounting treatment of the additional investment is in accordance with Accounting Principles Bulletin: The Equity Method for Accounting for Investments in Common Stock ("APB 18"), which requires the application of step accounting in accordance with Accounting Research Bulletin 51: Consolidated Financial Statements Elimination of Intercompany Investment ("ARB 51"). Accordingly, the Company has retroactively restated our investment in Edu.com on the equity method of accounting and recorded our ownership percentage of Edu.com's net loss for the years ended December 31, 1999 and 2000. As a result of applying the equity method in Edu.com, a portion of the cost of the Company's investment has been allocated to the equity in the net assets of Edu.com, amounting to approximately $1.1, $0.2 and $0.5 million for the transactions occurring in 1999, 2000 and 2001 respectively. Goodwill and other intangible assets aggregated approximately $1.6 million in connection with the acquisition of Edu.com. During the fourth quarter of 2001, the Company evaluated the value of the acquisition under SFAS 121, due to the announced restructuring of the Company. As a result, the Company determined that the remaining balance of goodwill was permanently impaired and accordingly recorded a loss on investment of $0.9 million. In addition to the loss, the Company had amortized $0.7 million of goodwill as of December 31, 2001.

     On May 31, 2001, the Company completed the sale of its Rail Connection business to Wandrian, Inc. (Wandrian), for aggregate consideration of $0.6 million, in the form of a secured promissory note for $0.2 million payable over three years and a second promissory note for $0.4 million convertible into shares of Wandrian's Series B Preferred Stock and maturing on May 31, 2006. As a result of this transaction, the Company recorded a gain of $0.3 million, which was net of remaining goodwill of approximately $68,000, in its results for the period ended December 31, 2001.

     On June 25, 2001, the Company entered into an Agreement and Plan of Merger (the "Agreement"), by and among the Company, Orion Acquisition Corp., a wholly owned subsidiary of the Company ("Orion"), OCM Enterprises, Inc. ("OCM") and Devin A. Schain, Michael S. Schoen, Howard S. Dumhart, Jr., Paul D. Bogart and Steven L. Matejka (the "OCM Stockholders"). Pursuant to the Agreement, OCM was merged with and into Orion, which survived the merger and changed its name to OCM Direct, Inc. ("OCM Direct"). The aggregate consideration paid by the Company to the OCM Stockholders in connection with the acquisition of OCM was (i) $8.0 million in cash paid at the closing, (ii) 2,433,333 shares of the Company's common stock, issued at the closing, (iii) shares of common stock to be issued not later than June 25, 2002 with a value of $1.25 million at the time of issuance based on the average of the last reported sales prices per share of common stock over the ten trading days ending on the trading day that is three days prior to the date of issuance, provided that the number of shares will not be less than 208,333 or greater than 1,250,000, and (iv) in the event that OCM Direct attains certain revenue performance goals described in the Agreement after the closing, up to $1.5 million payable at the Company's option in either shares of common stock or a combination of shares of common stock and cash, with the shares of common stock valued at the time of issuance based on the average of the last reported sales prices per share over the ten trading days ending on the trading day that is three days prior to the date of issuance or $1.00, whichever is greater, subject to adjustment under certain circumstances described in the Agreement. Under certain circumstances, the Company agreed to register with the Securities and Exchange Commission the shares of common stock issued in connection with the acquisition of OCM Direct for resale by the OCM Stockholders. We accounted for the acquisition of OCM Direct under the purchase method of accounting, and the results of operations have been included in the Company's results of operations beginning on the acquisition date. Goodwill and other intangible assets aggregated $18.5 million in connection with the acquisition of OCM Direct.

     On June 25, 2001, we entered into a loan agreement (the "Loan Agreement") with Reservoir Capital Partners, L.P., Reservoir Capital Associates, L.P. and Reservoir Capital Master Fund, L.P. (collectively the "Lenders") providing for the establishment of a credit facility in the aggregate principal amount of up to $15.0 million, consisting of a $10.0 million term loan and a $5.0 million revolving loan. We borrowed $10.0 million in the form of a term loan (the "Term Loan") and $5.0 million in the form of a revolving loan (the "Revolving Loan"), and used substantially all of these proceeds to pay the cash portion of the purchase price for the acquisition of OCM Direct and to pay off the existing debt of OCM Direct. The remainder of the proceeds from the credit facility were used for our working capital and general corporate purposes.

     In connection with the transaction contemplated by the Loan Agreement, the Company entered into a Warrant Agreement, dated June 25, 2001, by and among the Company and the Lenders (the "Warrant Agreement"), under which the Company issued to the Lenders warrants to purchase a number of shares of common stock based on the outstanding balance of the Term Loan and Revolving Loan. In accordance with the Warrant Agreement, the Company issued to the Lenders (i) warrants to purchase an aggregate of 500,000 shares of common stock, which are exercisable immediately, (ii) warrants to purchase an aggregate of 500,000 shares of common stock, which were amended on March 29, 2002, become exercisable if any of the Term Loan is outstanding on June 25, 2002, and (iii) warrants to purchase an aggregate of 500,000 shares of common stock, which become exercisable if the entire balance of the Term Loan is outstanding on June 25, 2003 (or a pro rata portion of the 500,000 shares if only a portion of the Term Loan is then outstanding) (collectively, the "Term Warrants"). The number of shares subject to the Term Warrants is subject to adjustment under certain circumstances in accordance with the terms of the Term Warrants. The Company also issued to the Lenders warrants (the "Revolving Warrants") to purchase a number of shares of common stock based on the outstanding balance of the Revolving Loan. The number of shares subject to the Revolving Warrants is initially zero and increases by an aggregate of 20,833 shares for each full month that the entire Revolving Loan is outstanding (or a pro rata portion of the 20,833 shares for each shorter time period or lesser outstanding balance). The Company also agreed to issue one or more default warrants (the "Default Warrants" and, collectively with the Term Warrants and the Revolving Warrants, the "Warrants") to purchase shares of common stock in the event that the Company receives a notice of an event of default under the Loan Agreement. The number of shares subject to the Default Warrants shall initially equal the outstanding balance of the Term Loan and Revolving Loan including capitalized interest and accrued interest at such time divided by $1,000, and shall increase by one-thirtieth of such amount (or pro rata portion of such amount if the balance is reduced after the issuance of the Default Warrant) for each day that the event of default continues. The exercise price applicable to all of the Warrants is $.01 per share. The number of shares issuable upon exercise of the Warrants is subject to adjustment in accordance with the terms of the Warrant Agreement in the event that the Company issues certain additional securities at a price per share equal to less than ninety percent of the average trading price of the common stock over the 20 trading days preceding the date of issuance. The Warrant Agreement required that the Company register with the Securities and Exchange Commission the shares of common stock issuable upon exercise of the Warrants or issued in respect of accrued interest for resale by the Lenders within ninety days after the closing and use commercially reasonable efforts to cause the registration statement to be declared effective as soon as practicable. Under the terms of the Warrant Agreement, following payment or acceleration of the Term Loan, reduction or termination of the revolving loan commitment or issuance of the Default Warrants, the holders of the Warrants shall have the right to require the Company to purchase all or a portion of the Term Warrants, Revolving Warrants and Default Warrants, as the case may be, at a price per share of $2.50 plus, from and after June 25, 2002, interest at a rate equal to 27% per annum through the date of payment. The Company valued these warrants and will continue to mark to market as appropriate under EITF 00-19.

     On October 1, 2001, the Company acquired, through our wholly-owned subsidiary, OCM Direct, substantially all of the assets of CarePackages.com, LLC, a privately held e-commerce company specializing the sale of direct mail gift packages and care packages to college students. In connection with the acquisition, the Company issued 100,000 shares of Student Advantage common stock, and paid $30,000 in cash. Goodwill and other intangible assets aggregated $0.1 million in connection with the acquisition.

     On October 2, 2001, the Company announced a restructuring, which included a reduction in staff of approximately 15% of our total employees and charges related to operating leases for office space no longer utilized in the Company's current operations. As of December 31, 2001 we had approximately 382 full time employees. The costs associated with this restructuring charge aggregated approximately $4.9 million. As a result of the restructuring, the Company evaluated the remaining book value of several of our intangible assets in accordance with FASB 121. As a result, the Company wrote down $1.4 million related to the remaining goodwill of College411, Collegiate Advantage, Campus Agency and Edu.com.

     On November 6, 2001, we modified certain provisions and covenants of our loan agreement with Reservoir Capital Partners, Reservoir Capital Associates and Reservoir Capital Master Fund (collectively, the "Lenders") and increased the aggregate amount of the term loan deemed outstanding under our credit facility by $0.2 million, paid $0.1 million in cash and issued immediately exercisable warrants to purchase an aggregate of 100,000 shares of common stock with an exercise price of $.01 per share. The fair value of the warrants has been recorded as a deferred financing cost and included in other assets on our balance sheet for the period ended December 31, 2001, and will be recognized as interest expense over the term of the debt. In accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", we will mark the value of these warrants to market at the end of each reporting period.

     On November 7, 2001, the Company transferred substantially all of the assets and liabilities relating to our Voice FX business to a newly formed, wholly owned limited liability company, Voice FX, LLC ("Voice FX"). As of the same date, two former managers and owners ("the Buyers") of our Voice FX business, who sold the business to Student Advantage in 1999, entered into a call option agreement ("the Option") with the Company to purchase all of the Company's interest in Voice FX. As consideration for the entering into the Option the Company received $0.9 million, of which $0.6 million was paid in cash and $0.3 million was in the form of a Promissory Note (the "First Note"), bearing interest of 12.9%, with a maturity of December 31, 2002. The Option was exercised on November 7, 2001 and on December 31, 2001 we sold our interest in Voice FX to the Buyer, for consideration consisting of a Promissory Note for $3.0 million (the "Second Note"), a Promissory Note for $0.9 million (the "Third Note"), and $1.1 million related to the net working capital of the Voice FX business, of which $0.2 million was received January 3, 2002 and $0.9 million was received on March 28, 2002. The Second Note, bearing interest of 14.5%, requires payments of interest to begin on March 31, 2003, with the principal and remaining interest coming due on December 31, 2006. The Third Note, which is non-interest bearing, requires payments of principal beginning June 30, 2003, with the final payment coming due on December 31, 2007. The Company recorded the Second and Third note at the net present value of the payments using a discount rate of 8%. As a result of the transaction, Student Advantage recorded a total gain of $1.0 million, which was net of $0.3 million in transaction expenses. Of the gain, $0.5 million was deferred until such time as the outstanding notes are collected. On December 28, 2001, the Company and the Buyer entered into two marketing agreements, whereby the Company will provide marketing and promotional services to the Buyer for a cumulative fee of $2.7 million. The services will be provided from January 1, 2002 through March 31, 2006.

     On November 26, 2001, the Company completed the sale of its eStudentLoan business to a third-party. As consideration for the transaction the Company received net proceeds of $2.3 million in cash. The Company has recognized $0.9 million as a gain in their statement of operations related to this transaction during the year ended December 31, 2001. In connection with the sale of eStudentLoan, we entered into an agreement with Reservoir Capital Partners and the other Lenders which provides that none of the proceeds of such sale would need to be used to mandatorily prepay our credit facility. We also agreed that
(i) on the 26th day of each month, the amount of the term loans deemed outstanding under the credit facility shall be increased by $500 for each day during the preceding month when the amount of the outstanding term loans under the credit facility exceeded $7.5 million, and (ii) the Lenders would receive additional warrants to purchase shares of our common stock, at a purchase price of $.01 per share, which would be exercisable on the 26th day of each month for an aggregate of 500 shares (subject to adjustment) for each day during the preceding month when the amount of the outstanding term loans under the credit facility exceeded $7.5 million. As of December 31, 2001, the shares available for exercise were 15,000. The fair value of the warrants have been recorded as a deferred financing cost and included in other assets on our balance sheet and will be recognized as interest expense over the term of the debt.

     We recorded deferred compensation of $4.2 million in 1998 and an additional $0.2 million in 1999, which were offset by reductions of $0.3, $0.7 and $0.2 million, during 1999, 2000 and 2001, respectively, due to stock option cancellations as a result of employee terminations. Of the remaining $3.3 million deferred, $3.2 million has been amortized to expense as of December 31, 2001, of which $1.1, $0.8 and $0.5 million was recorded as an expense in 1999, 2000 and 2001, respectively. The remainder is being amortized over the remaining vesting period of the individual stock options, typically four years. The stock based compensation charges have been included in the individual operating expense line items in the financial statements. We currently expect to amortize the remaining amount of deferred compensation of $49,000 during 2002.

RECENT DEVELOPMENTS

     In February 2002, our subsidiary, OCM Direct and its subsidiaries, CarePackages, Inc. and Collegiate Carpets, Inc. entered into a revolving loan agreement with Bank of America providing for a $5.0 million loan facility. The interest rate under the facility is LIBOR plus 2.5 percent and the facility is secured by all the assets of OCM Direct and its two subsidiaries. The Company provided an unsecured guaranty of the obligations of our three subsidiaries to Bank of America. The maturity date of the loan is January 31, 2003, provided that OCM Direct is required to repay all amounts outstanding under the loan for a period of 30 consecutive days between August 1 and October 31, 2002. As of March 28, 2002, the principal amount of borrowings under the revolving loan facility is $4.9 million.

     In connection with the Bank of America borrowing, we also modified the terms of our credit facility with Reservoir Capital and its affiliates, who we refer to collectively as Reservoir Capital. Reservoir Capital agreed to consent to our guaranty of OCM Direct's obligations under the Bank of America credit facility, to release OCM Direct and its subsidiaries, CarePackages and Collegiate Carpets, as guarantors under the Reservoir Capital credit facility, and to release Reservoir Capital's lien on the assets of OCM Direct and its subsidiaries. Reservoir Capital also agreed to waive compliance with certain financial covenants set forth in the loan agreement with Reservoir Capital until March 30, 2002. We also agreed with Reservoir Capital that a default under the Bank of America loan would also constitute a default under the Reservoir Capital loan agreement. In addition, we agreed that the amounts available for borrowing under the revolving loan portion of the credit facility, which was $5.0 million on March 29, 2002, would be reduced on April 15, 2002 to the actual amount of borrowings under the revolving loan on such date. In consideration for the consent, we agreed to pay the Reservoir lenders $0.2 million in cash on April 15, 2002. If by April 15, 2002, Bank of America permits OCM Direct and its subsidiaries to guarantee our obligations under the Reservoir Capital credit facility, the fee will be reduced to $0.1 million. We also agreed to pay additional fees of $0.1 million to Reservoir Capital if the total amount outstanding under the credit facility exceeds $10.0 million on April 15, 2002 and additional fees ranging from $50,000 to $0.1 million if the amounts of the revolving borrowings from the Reservoir Lenders exceed $2.5 million on April 15, 2002. Reservoir Capital has the option to require payment in the form of warrants to purchase our common stock at the rate of one warrant for each dollar of fees. Each warrant has an exercise price of $.01 per share.

     On March 29, 2002, we amended the terms of our credit facility with Reservoir Capital. We agreed to make a payment to Reservoir Capital of $1.25 million not later than August 1, 2002 and an additional $1.25 million not later than September 1, 2002, to reduce the Company's outstanding principal to Reservoir. The amendment to the terms of our credit facility also provides that in the event Reservoir Capital provides notice to the Company on or before the June 25, 2002 anniversary date of the loan closing that it is terminating all commitments under the credit facility in September 2002, the Company will have until January 1, 2003 to repay the loans before an event of default occurs. Additionally, the amendment fixed the number of shares subject to the Term Warrants issued to Reservoir Capital which become exercisable on June 25, 2002, as specified in the Warrant Agreement, at the full number of shares for, which the warrants were issued if any amount of the Term Loan is outstanding on that date, rather than a pro rata portion based on the Term Loan balance. For more information regarding our credit facility with Reservoir Capital, please read the section titled "Liquidity and Capital Resources" below. As of March 29, 2002, the principal amount outstanding under the Reservoir Capital credit facility was $15.2 million.

CRITICAL ACCOUNTING POLICIES

     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. Actual results may differ from these estimates under different assumptions or conditions.

     Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting polices are limited to those described below. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the notes to the consolidated financial statements.

  REVENUE RECOGNITION

     We report revenues in two categories: student services revenue and corporate and university solutions revenue. Student services revenue is attributable to the parts of our business which are focused primarily on providing goods and services to students, their parents and alumni. The Company derives student services revenue from commerce, subscription and advertising. Commerce revenue is derived primarily from transaction-based revenue earned for reselling products and services, processing stored value transactions and acquiring student customers on behalf of other businesses. To date, commerce revenue has primarily included revenue that we receive from the sale of residence hall linens and related accessories, care packages and diploma frames through direct mail marketing, fees from SA Cash transactions and e-commerce revenue from our network of websites. Commerce revenue is recognized upon the completion of the related contractual obligations. Subscription revenue is derived from membership fees related to enrolling students in the Student Advantage Membership Program. Memberships are distributed in several ways. We sell memberships directly to students and parents of students for an annual membership fee per year, we distribute memberships at no cost to certain qualified students and we sell memberships to certain of our corporate partners for resale to students at their retail locations. Subscription revenue is recognized ratably from the date of subscription to the end of the annual membership period, which ends on August 31 of each year. Advertising revenue consists primarily of fees for banner advertisements and sponsorships on our network of websites. In the past, the Company also derived revenue from advertisements placed in SAM, Student Advantage Magazine. Revenue from fees related to advertisements placed in SAM is recognized when the magazine is shipped to members. Website advertising revenue is recognized as the related impressions are displayed, provided that no significant obligations remain and collection of the related receivable is assured. Certain advertising arrangements include guarantees of a minimum number of impressions. For arrangements with guarantees, revenue is recognized based upon the lesser of:
(1) ratable recognition over the period the advertising is displayed, provided that no significant Company obligations remain and collection of the receivable is assured, or (2) a pro-rata portion of contract revenue based upon impressions delivered relative to minimum guaranteed impressions to be delivered.

     Corporate and university solutions revenue is attributable to the parts of our business which are focused primarily on providing goods and services to corporations and universities and is made up of marketing services revenue from corporate clients and licensing, management and consulting fees from universities. Marketing services revenue is derived primarily from providing tailored event management and execution services to businesses seeking to market their products and services to college students. These services include organizing and executing marketing tours that travel to college campuses, staffing tables in college locations on behalf of businesses and providing media planning and placement. This revenue is recognized upon the completion of the related contractual obligations. Fees from marketing services are recognized as the related services are rendered, provided that no significant obligations remain and collection of the related receivable is assured. Payments received in advance of revenue being earned are recorded as deferred revenue.

     In accordance with the Emerging Issues Task Force ("EITF") Issue No. 99-17 "Accounting for Advertising Barter Transactions," the Company has appropriately recorded barter revenue and expense based upon the fair value of the advertising surrendered in the transaction. Fair value is established by reference to comparable cash transactions during the six-month period preceding the barter transaction. Generally, barter transactions involve exchanges of banner advertising. For the years ended December 31, 1999, 2000 and 2001, the Company recorded $0.6, $1.2 and $4.1 million, respectively, of barter revenue and $0.5, $1.2 and $4.1 million, respectively, of barter expense recorded as sales and marketing expense.

     In accordance with Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101") and EITF Issue No. 99-19 "Reporting Revenue Gross as a Principal versus Net," the Company has evaluated our revenue and determined that it is being appropriately reported in accordance with the guidance. The Company has recorded certain of its commerce revenue at gross as the Company is the considered the primary obligor in the transaction.

  INTANGIBLE AND OTHER ASSETS

     Intangible assets include the excess of the purchase price over identifiable net assets acquired in acquisitions. Such assets include goodwill, completed technology, workforce, customer lists, non-compete agreements, websites and other intangible assets, which are being amortized on a straight-line basis over their estimated economic lives ranging from two to five years. Accumulated amortization was $5.3 and $10.0 million at December 31, 2000 and 2001, respectively. The Company periodically evaluates its intangible assets for potential impairment. As a result of the application of SFAS 142 in 2002, the remaining goodwill attributable to the acquisition of OCM Direct will not be amortized, but will be subject to an impairment test.

  LONG-LIVED ASSETS

     The Company assesses the realizability of long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of". The Company reviews its long-lived assets for impairment as events and circumstances indicate the carrying amount of an asset may not be recoverable. The Company evaluates the realizability of its long-lived assets based on profitability and cash flow expectations for the related asset. As a result of its review, the Company recorded asset impairment charges of $1.9 million for the year ended December 31, 2001.

  CONCENTRATIONS OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

     SFAS No. 105, "Disclosure of Information About Financial Instruments with Concentrations of Credit Risk", requires disclosure of any significant off-balance sheet risk and concentrations of credit risk. The Company does not have any significant off-balance sheet risk. Financial instruments, which potentially expose the Company to concentration of credit risk, are comprised primarily of cash, cash equivalents and trade accounts receivable. The Company places its cash and cash equivalents with financial institutions that have high credit ratings. Management believes its credit policies are prudent and reflect normal industry terms and business risk. The Company does not anticipate non-performance by the counterparties and, accordingly, does not require collateral. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales. To reduce risk, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management's expectations. For the year ended December 31, 1999, one customer accounted for 55% of total revenue. For the year ended December 31, 2000, two customers accounted for 50% of total revenue. For the year ended December 31, 2001, three customers accounted for 23% of total revenue. At December 31, 1999 and 2000, two customers accounted for 56% and 36% of accounts receivable, respectively. At December 31, 2001, one customer accounted for 33% of accounts receivable.

RESULTS OF OPERATIONS

     The financial statements for the years ended December 31, 1999, 2000 and 2001 reflect a change in the classification of revenue categories and the associated cost of sales. The classifications have been changed from "Subscription" and "Other" to "Student Services" and "Corporate and University Solutions."

  COMPARISON OF THE YEAR ENDED DECEMBER 31, 2001 WITH THE YEAR ENDED DECEMBER 31, 2000

     Revenue. Total revenues increased to $65.4 million for 2001 from $48.0 million for 2000, due to an increase in student services revenue of $23.5 million, which was offset in part by a decrease in corporate and university solutions revenue of $6.1 million. The increase in student services revenue was primarily due to the addition of the direct mail business of OCM Direct and organic growth in our Official College Sports Network and CollegeClub businesses. The decrease in corporate and university solutions revenue is primarily due to a decrease in marketing services revenue resulting from decreased marketing spending by corporate customers.

     Student Services Revenue. Student services revenue increased to $51.6 million in 2001 from $28.1 million in 2000. The increase in student services revenue was primarily due to the acquisition of OCM Direct, in the second quarter of 2001, and organic growth in our Official College Sports Network and CollegeClub businesses. A significant portion of the direct mail business revenue is recognized during the third fiscal quarter due to the seasonality of the business, which relates to the back-to-school retail season. Additionally, online advertising on our network of websites increased primarily as a result of increased advertising from CollegeClub.com, which we acquired in the fourth quarter of 2000, and online campaigns provided to General Motors Corp. Transaction-based commerce revenues from our SA Cash programs also contributed to the increase. These increases were offset, in part, by significant decreases in fees from AT&T as a result of the restructuring of the AT&T agreements in June 2000.

     Corporate and University Solutions Revenue. Corporate and university solutions revenue decreased to $13.8 million in 2001 from $19.9 million in 2000. Decreases in marketing services revenues resulted from decreased marketing spending by several of our corporate customers. This decrease is attributed to the overall slow-down in the economy and the events of September 11, 2001 and more specifically, the declines in spending by the advertising and marketing industries. Revenues related to our Voice FX business decreased as a result of a lower volume in mailings by our corporate customers, which has a direct effect on the volume of transactions.

     General Motors Corp. accounted for approximately 11% and 3% of total revenue in 2001 and 2000, respectively. Additionally, General Motors accounted for approximately 13% and 5% of student services revenue and 4% and 0% of corporate and university solutions revenue, in 2001 and 2000, respectively. Capital One, accounted for approximately 9% and 16% of total revenue and 42% and 36% of corporate and university solutions revenue for 2001 and 2000, respectively. We do not expect to earn significant revenues from Capital One after December 31, 2001 as the services provided to Capital One were provided by our Voice FX business. AT&T accounted for approximately 4% and 34% of total revenue for 2001 and 2000, respectively. Additionally, AT&T accounted for approximately 3% and 46% of student services revenue and 5% and 17% of corporate and university solutions for 2001 and 2000, respectively.

     Cost of Student Services Revenue. Cost of student services revenue consists of the costs associated with subscriptions, commerce and advertising revenue. Subscription costs consists of the costs associated with the fulfillment of membership subscriptions and customer service. Commerce costs include costs of goods sold paid to third parties in connection with selling products, and personnel-related costs associated with acquiring customers for the Company and our corporate clients. Advertising costs consist primarily of production and mailing costs for SAM, Student Advantage Magazine, certain university commissions paid to colleges for the use of organizational names and logos and for supplying sports activity content for our network of websites, and fees paid to partners in exchange for the right to place media inventory on such partners' websites. The costs related to SAM are only applicable to the year 2000 as no issues were produced during 2001. Cost of student services revenue increased to $16.4 million in 2001 from $10.3 million in 2000. This increase was primarily due to the increase in costs as a result of the acquisition of OCM Direct and costs related to the restructured AT&T agreement. The increases were partially offset due to no costs being incurred for the production of SAM in 2001.

     Cost of Corporate and University Solutions Revenue. Cost of corporate and university solutions revenue consists primarily of the costs of marketing services and the costs of acquiring customers on behalf of our corporate clients. Marketing services costs primarily include the direct and indirect costs associated with planning and implementing events and promotions. Cost of corporate and university solutions revenue decreased to $7.1 million in 2001 from $9.9 million in 2000. This decrease is primarily due to the decrease in costs consistent with the decrease in both marketing services and revenues provided by the Voice FX business.

     Product Development. Product development expenses consist primarily of personnel-related and consulting costs associated with the development and enhancement of our suite of products, which includes the

Student Advantage Membership Program, the SA Cash Programs and our network of websites. Product development expenses decreased to $17.2 million in 2001 from $18.4 million in 2000. The decrease is due in part to the capitalization of internally developed software costs in 2001 and the impact of the restructuring charge taken in the fourth quarter of 2001. The decrease was offset in part by the acquisitions of substantially all the assets of CollegeClub.com in 2000, and of OCM Direct and certain assets of Edu.com in 2001.

     Sales and Marketing. Sales and marketing expenses consist primarily of personnel and other costs related to our sales and marketing programs. Sales and marketing expenses increased to $27.6 million in 2001 from $17.9 million in 2000. The increase in sales and marketing expenses was due to increased expenditures related to the expansion of our sales force, expanding and servicing our corporate and university base of partners, university commissions paid to colleges for the use of organizational names and logos, building brand awareness, supporting the marketing services business and as a result of our acquisitions of certain assets of CollegeClub.com during 2000 and certain of Edu.com's assets and OCM Direct in 2001. In addition, the increase was due, in large part, to a non-cash expense of $3.4 million for television advertising relating to CollegeClub.

     General and Administrative. General and administrative expenses consist primarily of costs related to general corporate functions, including executive management, finance, human resources, facilities, accounting and legal. General and administrative expenses increased to $11.3 million in 2001 from $11.2 million in 2000. Increases in general and administrative expenses were primarily due to higher facilities, legal, accounting and personnel related costs associated with our continued growth, as well as our acquisitions of businesses over the past year, including certain assets of CollegeClub.com during 2000, and certain of Edu.com's assets and OCM Direct in 2001. The increase was offset, in part, by the impact of the restructuring charge taken in 2001.

     Depreciation and Amortization. Depreciation expense increased to $6.7 million in 2001 from $2.9 million in 2000 primarily as a result of fixed asset purchases during the latter part of 2000 and 2001, amortization of capital leases and as a result of assets acquired through the acquisitions of OCM Direct during the second quarter of 2001. Amortization expense increased to $7.3 million in 2001 from $3.5 million in 2000, primarily as a result of the acquisition of OCM Direct in the second quarter of 2001 and the acquisitions of ScholarAid, College411 and certain assets of eStudentLoan and CollegeClub.com in 2000.

     Stock-Based Compensation. We recorded deferred compensation of $4.2 million in 1998 and an additional $0.2 million in 1999, which were offset by reductions of $0.3, $0.7 and $0.2 million, during 1999, 2000 and 2001, respectively, due to stock option cancellations as a result of employee terminations. The remaining $3.2 million was mostly amortized as of December 31, 2001, of which $0.5 million was recorded as an expense in 2001 and $0.8 million was recorded as an expense in 2000. We currently expect to amortize the remaining amount of deferred compensation of $49,000 during 2002. The stock based compensation charges have been included in the individual operating expense line items in the financial statements.

     Impairment of Long-Lived Assets. We recorded a charge of $1.9 million for the impairment of long-lived assets in the fourth quarter of 2001 relating in part to a write-down of $1.6 million of goodwill associated to the Company's acquisitions of or asset purchases from Edu.com, College411, Collegiate Advantage and Campus Agency. The remaining $0.3 million was a write-down of certain fixed assets that were acquired from Edu.com. The Company performed an evaluation of long-lived assets in accordance with FAS 121 as a result of the restructuring activity in the fourth quarter of 2001.

     Restructuring Charges. In the fourth quarter of 2001, the Company announced a restructuring, which included a reduction in staff of approximately 15% of our total employees and charges related to operating leases for office space no longer utilized in the Company's current operations. The costs associated with this restructuring charge aggregated approximately $4.9 million.

     Equity Interest in Edu.com. In the second quarter of 2001, the Company purchased substantially all of the assets of Edu.com, Inc. Prior to the acquisition the Company held a minority interest in Edu.com, which was accounted for under the cost method of accounting. The resulting treatment of the additional investment in the second quarter of 2001, was in accordance with Accounting Principles Bulletin: The Equity Method for Accounting for Investments in Common Stock ("APB 18"), which requires the application of step accounting in accordance with Accounting Research Bulletin 51: Consolidated Financial Statements Elimination of Intercompany Investment ("ARB 51"). Accordingly, the Company retroactively restated our investment in Edu.com on the equity method of accounting and recorded its ownership percentage of Edu.com's net loss. As a result of applying the equity method to the Edu.com investment, the Company has recorded an equity interest in Edu.com's net loss of $3.8 and $0.5 million for the years ended December 31, 2000 and 2001, respectively.

     Realized Gain and (Loss). Realized gain and (loss) was $1.5 million in 2001 compared to $(0.4) million in 2000. The gain of $1.5 million in 2001 was a result of the sales of our Rail Connection, Voice FX and eStudentLoan businesses during 2001. Realized loss on investment in 2000 represented the write-off of our investment in alumnipride.com, Inc.

     Interest Income (Expense), Net. Interest income (expense), net, includes interest income from cash balances and interest expense related to the Company's financing obligations. Interest income (expense), net, was $(1.7) million in 2001 compared to $1.4 million in 2000. The increase in our interest expense during 2001 was a result of the $10.2 million Term Loan and $5.0 million Revolving Loan entered into by the Company in June 2001.

  COMPARISON OF THE YEAR ENDED DECEMBER 31, 2000 WITH THE YEAR ENDED DECEMBER 31, 1999

     Revenue. Total revenues increased to $48.0 million for 2000 from $27.6 million for 1999, due both to an increase in student services revenue of $8.4 million, and an increase in corporate and university solutions revenue of $12.0 million.

     Student Services Revenue. Student services revenue increased to $28.1 million in 2000 from $19.7 million in 1999. The increase in student services revenue was due to increases in both online advertising on our network of websites, transaction-based commerce revenues and subscription revenue. Online advertising increased primarily as a result of our acquisition of CollegeClub.com in the fourth quarter of 2000 and online campaigns provided to AT&T under the restructured agreement. Increases in commerce revenue due to increases in transaction based revenues and the acquisition of certain assets of eStudentLoan during 2000, were offset in part by a significant decrease in fees from AT&T as a result of the restructuring of the AT&T agreement in June 2000. Subscription revenue increased due to an increase in the number of members in the Student Advantage Membership Program.

     Corporate and University Solutions Revenue. Corporate and university solutions revenue increased to $19.9 million in 2000 from $7.9 million in 1999. The increase in corporate and university solutions revenue was primarily due to increases in revenue related to our acquisition of Voice FX in the fourth quarter of 1999, marketing services revenues related to several contracts not in effect in 1999, and, to a lesser extent, event staffing, management and execution provided under the restructured AT&T agreement.

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

     Cost of Student Services Revenue. Cost of student services revenue consists of the costs associated with subscriptions, commerce and advertising revenue. Cost of subscription revenue consists of the costs associated with the fulfillment of membership subscriptions and customer service. Commerce costs include costs of goods sold owed to third parties in connection with selling their products, and personnel-related costs associated with acquiring customers for AT&T. Advertising costs consist primarily of production and mailing costs for SAM, Student Advantage Magazine, royalties paid to colleges for the use of organizational names and logos and for supplying sports activity content for our network of websites, and fees paid to partners in exchange for the right to place media inventory on such partners' websites. Cost of student services revenue decreased to $10.3 million in 2000 from $11.1 million in 1999. This decrease was primarily due to a significant decrease in costs consistent with the decrease in commerce revenue related to the restructuring of the AT&T agreement on June 8, 2000. This decrease was partially offset by an increase in costs of goods sold owed to third parties in connection with selling their products. Cost of student services revenue as a percentage of student services revenue decreased to 37% in 2000 from 56% in 1999 primarily as a result of both a decrease in low margin activities related to the restructured AT&T agreement, and the acquisition of higher margin businesses during 2000.

     Cost of Corporate and University Solutions Revenue. Cost of corporate and university solutions revenue consists of the costs of marketing services and costs of acquiring customers on behalf of our corporate clients. Marketing services costs include the direct and indirect costs associated with planning and implementing events and promotions and other marketing services. Cost of corporate and university solutions revenue increased to $9.9 million in 2000 from $4.5 million in 1999. This increase was due in large part to the acquisition in the fourth quarter of 1999 of Voice FX, which incurred $3.5 million in cost of corporate and university solutions revenue in 2000. Costs related to event staffing, management and execution under the restructured AT&T agreement and marketing services agreements not in effect in 1999 also contributed to the increase. Cost of corporate and university solutions revenue as a percentage of corporate and university solutions revenue decreased to 50% in 2000 from 57% in 1999. This decrease was due primarily to higher margin revenues from the Voice FX business, which we acquired in the fourth quarter of 1999.

     Product Development. Product development expenses consist primarily of personnel-related and consulting costs associated with the development and enhancement of our suite of products, which includes the Student Advantage Membership Program, SAM, Student Advantage Magazine, the SA cash Programs, and our network of websites. Product development expenses increased to $18.4 million in 2000 from $10.0 million in 1999. The increase is primarily due to costs incurred in connection with the enhancement of our network of websites, the development of new product offerings such as SA Cash and our Academic Research Engine, the purchases of ScholarAid, College411 and certain assets of eStudentLoan and CollegeClub.com during 2000 and the purchase of Voice FX in the fourth quarter of 1999. These increases were offset in part by non-recurring charges related to the development of our customer database that were incurred in 1999.

     Sales and Marketing. Sales and marketing expenses consist primarily of personnel and other costs related to our sales and marketing programs. Sales and marketing expenses increased to $17.9 million in 2000 from $12.3 million in 1999. The increase in sales and marketing expenses was due, in large part to increased expenditures related to building brand awareness through the distribution of our memberships at no cost to certain qualified students, through self promotion in SAM, Student Advantage Magazine, and through on-campus promotions, the launching of affiliate programs which contributed approximately $1.0 million in cost, expanding our sales force, expanding and servicing our corporate and university base of partners and supporting the marketing services business. In connection with the Lycos marketing agreement entered into in the third quarter of 1999, we recorded a warrant valued at $2.2 million. Of this amount, $1.3 million has been amortized to sales and marketing expense as of December 31, 2000, of which $0.9 million was recorded as an expense in 2000 and $0.4 million was recorded as an expense in 1999. The remainder is being amortized on a straight-line basis over the remaining term of the agreement.

     General and Administrative. General and administrative expenses consist primarily of costs related to general corporate functions, including executive management, finance, human resources, facilities, accounting and legal. General and administrative expenses increased to $11.2 million in 2000 from $8.9 million in 1999. Increases in general and administrative expenses were primarily due to higher facilities, legal, accounting and personnel related costs associated with our continued growth, as well as our acquisitions of businesses over the past year, including approximately $1.0 million in non-recurring charges related to the acquisition of substantially all of the assets of CollegeClub.com. These increases were offset, in part, by non-recurring charges of $1.3 million related to the acquisitions of University Netcasting, Inc. and Transaction Service Providers, Inc., which were incurred in 1999.

     Depreciation and Amortization. Depreciation expense increased to $2.9 million in 2000 from $0.9 million in 1999 primarily as a result of fixed asset purchases during the latter part of 1999 and 2000, amortization of capital leases and as result of assets acquired through the acquisitions of ScholarAid, College411 and certain assets of eStudentLoan and CollegeClub.com during 2000. Amortization expense increased to $3.5 million in 2000 from $1.0 million in 1999, primarily as a result of the acquisition of Voice FX in the fourth quarter of 1999 and the acquisitions of ScholarAid, College411 and certain assets of eStudentLoan and CollegeClub.com during 2000.

     Stock-Based Compensation. We recorded deferred compensation of $4.2 million in 1998 and an additional $0.2 million in 1999, which were offset by reductions of $0.3 and $0.7 million due to stock option cancellations as a result of employee terminations during 1999 and 2000, respectively. Of this amount, $2.7 million has been amortized to expense as of December 31, 2000, of which $0.8 million was recorded as an expense in 2000 and $1.1 million was recorded as an expense in 1999. The remainder is being amortized over the remaining vesting period of the individual stock options, typically four years. The stock based compensation charges have been included in the individual operating expense line items in the financial statements.

     Realized Loss on Investment. Realized loss on investment represents the write-off of our investment in alumnipride.com, Inc. As of December 31, 2000, we evaluated the investment and determined that the value had been permanently impaired and accordingly, recorded a loss in the amount of $0.4 million.

     Equity Interest in Edu.com. In the second quarter of 2001, the Company purchased substantially all of the assets of Edu.com, Inc. Prior to the acquisition, the Company had held a minority interest in Edu.com, which was accounted for under the cost method of accounting. The resulting treatment of the additional investment through the acquisition in the second quarter of 2001, was in accordance with Accounting Principles Bulletin: The Equity Method for Accounting for Investments in Common Stock ("APB 18"), which requires the application of step accounting in accordance with Accounting Research Bulletin 51: Consolidated Financial Statements Elimination of Intercompany Investment ("ARB 51"). Accordingly, the Company retroactively restated our investment in Edu.com on the equity method of accounting and recorded its ownership percentage of Edu.com's net loss. As a result of applying the equity method to the Edu.com investment, the Company recorded equity interest in Edu.com's net loss of $0.3 million and $3.8 million for the years ended December 31, 1999 and 2000, respectively.

     Interest Income (Expense), Net. Interest income (expense), net, includes interest income from cash balances and interest expense related to the Company's financing obligations. Interest income (expense), net, remained consistent at $1.4 million in 2000 from 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Since our inception, we have financed our operations primarily through the private placement and public offering of securities, cash from operations, borrowings under our term loan, credit facilities and loans from equity holders. In May 2001, we completed a private placement of equity securities to new and existing investors and received $9.8 million in net proceeds. In June 2001, we received $14.5 million in net proceeds from a $10 million term loan and a $5 million revolving credit facility provided by entities affiliated with Reservoir Capital Partners, who we refer to collectively as Reservoir Capital.

     As of December 31, 2001, we had $5.8 million in cash, cash equivalents and restricted cash as compared to cash, cash equivalents and marketable securities of $12.7 million at December 31, 2000.

     Net cash used for operating activities was $14.2 million in 2001, a decrease of $3.9 million compared to net cash used for operating activities of $18.1 million in 2000. Net cash used in 2001 was primarily a result of a net loss of $35.8 million, an increase in accounts receivable of $2.4 million and a decrease in accounts payable and accrued expenses of $1.6 million. The net loss in 2001 was partially offset by depreciation and amortization of $13.9 million, decreases in inventory and prepaid expenses of $4.5 million.

     Net cash used for investing activities was $10.6 million in 2001, an increase of $15.7 million compared to net cash provided by investing activities of $5.1 million in 2000. Net cash used in 2001 was primarily due to $14.2 million used in the acquisition of OCM Direct and purchases of fixed assets, partially offset by $2.4 million from proceeds related to the sales of our eStudentLoan and Voice FX subsidiaries. Net cash provided by financing activities was $27.8, an increase of $17.4 million compared to net cash provided by financing activities of $10.4 million in 2000. The proceeds provided by financing activities in 2001 were primarily the result of the net proceeds of $20.0 million from the credit facility with Reservoir Capital and the private placement of equity securities to investors.

     As of March 28, 2002, the outstanding principal balance under our credit facility with Reservoir Capital was $15.2 million. The terms of our credit facility with Reservoir Capital requires that we make a payment of $1.25 million not later than August 1, 2002 and make an additional payment of $1.25 million not later than September 1, 2002. The credit facility matures in June 2004, provided that Reservoir Capital may terminate all commitments under the credit facility as early as September 2002 and require payment of all amounts outstanding under the credit facility by January 1, 2003. If prior to June 25, 2002, Reservoir Capital does not furnish to us notice that it is terminating the credit facility, Reservoir Capital has the right to terminate the credit facility in September 2003 and require full payment in October 2003.

     The credit facility with Reservoir Capital is secured by substantially all of our assets and all of the assets of our subsidiaries other than OCM Direct and its subsidiaries. Interest accrues under the credit facility at 12% per annum, and interest on the term loan portion is not currently payable in cash unless, under certain circumstances, the lenders elect to have us pay such interest, in which case, we may choose to pay the accrued interest in cash or in shares of our common stock (provided that the option to pay in common stock will only be available if, after issuance of such shares of common stock, the shares would be the subject of an effective registration statement or could be immediately resold by the Lenders). If we elect to pay interest in common stock, the number of shares of common stock deliverable will be determined by dividing the amount of interest being paid by 80% of the volume weighted average price as of the applicable term loan interest payment date. We also pay annual facility and commitment fees equal to 2.5% of the amounts borrowed. The credit facility requires that we and our subsidiaries comply with certain affirmative, negative and financial covenants, including limitations on the incurrence of additional indebtedness, mandatory prepayments in the event that we complete equity financings or asset dispositions and cash flow and cash balance minimums.

     In February 2002, our subsidiary, OCM Direct and its subsidiaries, CarePackages and Collegiate Carpets, entered into a revolving loan agreement with Bank of America providing for a $5.0 million loan facility. The interest rate under the facility is LIBOR plus 2.5 percent, and the facility is secured by all the assets of OCM Direct and its two subsidiaries. Student Advantage provided an unsecured guaranty of the obligations of OCM Direct and its subsidiaries to Bank of America. The maturity date of the loan is January 31, 2003, provided that OCM Direct is required to repay all amounts outstanding under the loan for a period of 30 consecutive days between August 1 and October 31, 2002. As of March 28, 2002, the principal amount outstanding under the revolving loan facility was $4.9 million.

     We have taken significant steps through the restructuring that we announced in October 2001 to reduce operating costs for 2002. We currently anticipate that our available cash resources, together with cash expected to be provided from operations based upon an anticipated increase in revenue for 2002, will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months. For purposes of evaluating our cash resources over the next 12 months, we have assumed that we will not be required to repay any amounts under our credit facility with Reservoir Capital other than the two required payments of $1.25 million each in August 2002 and September 2002. Our expectations regarding available cash resources during the next 12 months are also based on significant reductions in the net loss that we expect to incur in 2002. If our revenue and expense projections do not materialize as anticipated, if Reservoir Capital exercises its right to require us to repay all amounts outstanding under our credit facility, or if we are otherwise required to repay the amount outstanding under our credit facility with Reservoir Capital, we will be required to obtain additional funds. We may seek to obtain additional funds through debt or equity financing.

     To the extent that we finance our requirements through the issuance of additional equity securities, any such issuance would result in dilution to the interests of our stockholders. Furthermore, to the extent that we incur indebtedness in connection with financing activities, we will be subject to all of the risks associated with incurring substantial indebtedness, including the risk that interest rates may fluctuate and cash flow may be insufficient to pay principal and interest on any such indebtedness. We have no current arrangements with respect to, or sources of, additional financing. There can be no assurance that any additional financing will be available to us on acceptable terms, if at all.

RECENT ACCOUNTING PRONOUNCEMENTS

     In February 2001, the EITF issued 00-19, "Determination of Whether Share Settlement is within the Control of the Issuer for Purposes of Applying Issue No. 96-13". The issue addresses the accounting for contracts that are indexed to, and potentially settled in, a company's own stock. The issue was effective for all new contracts and contract modifications entered into after September 20, 2000. For contracts that exist on September 20, 2000, the issue should be applied on June 30, 2001, to those contracts that remain outstanding at that date. The Company has adopted EITF 00-19 and has applied it to warrants as appropriate.

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141, which requires all business combinations to be accounted for using the purchase method, is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 applies to goodwill and intangible assets acquired after June 30, 2001, as well as to goodwill and intangible assets previously acquired. Under this statement, goodwill and other certain intangible assets deemed to have an infinite life will no longer be amortized. Instead, these assets will be reviewed for impairment on a periodic basis, which may result in a non-cash charge to earnings. This statement is effective for the Company on July 1, 2001 with respect to any acquisitions completed after June 30, 2001, and on January 1, 2002 for all other goodwill and intangible assets. As a result of the application of SFAS 142, the goodwill attributable to the acquisition of OCM Direct will not be amortized.

     In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and APB No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This statement provides guidance on recognizing and measuring impairment for long-lived assets excluding certain long-lived assets, such as goodwill, non-amortized intangible assets and deferred tax assets. This statement is effective for the Company in the first quarter of its fiscal year ending December 2002. Management is currently evaluating the impact that this statement will have on the Company's financial statements.

                 CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

WE HAVE EXPERIENCED LOSSES IN THE PAST AND EXPECT FUTURE LOSSES

     We have not achieved profitability and have incurred significant operating losses to date. We incurred net losses of $35.8 million and $28.7 million in 2001 and 2000, respectively. As of December 31, 2001, our accumulated deficit was $108.9 million. We expect to continue to incur significant operating and capital expenditures and, as a result, we will need to generate significant revenue and reduce expenses to achieve and maintain profitability. There are no assurances that we will be able to reduce our expenses without affecting our ability to generate revenues, consummate transactions or achieve and sustain profitability.

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

WE MAY NEED ADDITIONAL CAPITAL, AND THE FUTURE FUNDING OF THESE CAPITAL NEEDS IS UNCERTAIN

     We require substantial working capital to fund our business. Due in part to the spending patterns of students and universities and our need to acquire inventory for our OCM Direct products, we experience seasonal variations in our receipts and expenditures of cash. We have experienced and expect to continue to experience periodic cash demands that exceed our cash flow and may require additional external financing through credit facilities, sale of debt or equity securities in Student Advantage or by obtaining other financing facilities to support our operations. In addition, we will require additional equity or debt financing to fund the purchase price, to the extent payable in cash, for any future significant acquisitions. Our loan agreement with Reservoir Capital Partners, Reservoir Capital Associates and Reservoir Capital Master Fund imposes significant restrictions on our ability to raise additional equity, make investments and acquisitions, obtain other financing, and realize proceeds from sales of business units.

     In addition, additional funds raised through the issuance of equity securities or securities convertible into stock may have negative effects our stockholders, such as a:

     - dilution in percentage of ownership in the Company, and

     - the rights, preferences or privileges of the new security holders may be senior to those of the common stockholders.

     Also, additional financing may not be available when needed or available on terms favorable to us. Our failure to raise additional funds, if needed, or secure an additional credit facility may result in our inability to:

     - maintain, develop or enhance our offerings or presence in existing markets,

     - penetrate new markets or take advantage of future opportunities, or

     - respond to competitive pressures.

WE HAVE TAKEN ON A MATERIAL AMOUNT OF INDEBTEDNESS

     We incurred material indebtedness in connection with the acquisition of OCM Direct in June 2001 under the terms of the loan agreement we entered into with Reservoir Capital Partners, Reservoir Capital Associates, and Reservoir Capital Master Fund. As of March 28, 2002, we had $15.2 million of outstanding principal indebtedness under the loan agreement. The loan agreement imposes significant restrictions on our ability to raise additional equity, make investments and acquisitions, obtain other financing, and realize proceeds from sales of business units. We are required to make periodic interest payments over the borrowing period, at the end of which, the total outstanding principal balance will become due and payable. In addition, we are required to meet certain financial and non-financial covenants. The credit facility matures in June 2004, provided that the Lenders may terminate all commitments under the credit facility as early as September 2002 and require payment of all amounts outstanding under the credit facility by January 1, 2003. If the lenders do not give us notice of termination of the credit facility by June 25, 2002, the lenders have the right to terminate the facility in September 2003 and require full payment by October 2003.

     In February 2002, OCM Direct and its two subsidiaries entered into a loan and security agreement with Bank of America providing for a secured revolving loan of up to $5.0 million, which is guaranteed on an unsecured basis by Student Advantage, Inc. The maturity date of the loan is January 31, 2003, provided that OCM Direct is required to repay all amounts outstanding under the loan for a period of 30 days between August 1 and October 31, 2002. As of March 28, 2002, the principal indebtedness due under this facility was $4.9 million.

     Our debt may have important consequences to us, including but not limited to the following:

     - our ability to obtain additional financing for any future acquisitions, working capital, capital expenditures or other purposes maybe impaired or any such financing may not be on terms favorable to us;

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

     Our ability to repay or to refinance our obligations with respect to our indebtedness will depend on our future financial and operating performance, which, in turn, may be subject to prevailing economic and competitive conditions and other factors, many of which are beyond our control. Our ability to meet our debt service and other obligations may depend in significant part on the extent to which we can implement successfully implement our business and growth strategy. There can be no assurance that we will be able to successfully implement our strategy or that the anticipated results of our strategy will be realized.

GENERAL MARKET CONDITIONS COULD ADVERSELY AFFECT OUR BUSINESS

     We believe that general economic conditions and financial difficulties that many companies have experienced have caused a slowdown in consumer and business spending and in companies' budgets for marketing services and have reduced the perceived urgency by companies to begin or to continue marketing initiatives. As a result, our current customers may cancel or delay spending on marketing and other initiatives and there may be a decrease in demand for our services from potential customers. If companies continue to delay or reduce their marketing initiatives because of the current economic climate, or for other reasons, our business, financial condition and results of operations could be materially adversely affected. Moreover, the current market conditions have decreased the demand for online advertising, and have put downward pressure on the cost per thousand impressions which we can charge for such advertising and have increased the likelihood that, despite our best efforts and written agreements supporting such efforts, certain of our customers may be unable to pay for such advertising service we have provided to them. In addition, recent acts of terrorism have reduced consumer spending on transportation and travel services and have exacerbated political, financial, and economic uncertainties, which may cause our revenues related to these businesses to suffer.

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

     - generate sufficient revenue to achieve and maintain profitability,

     - generate or raise sufficient capital to operate and expand our business,

     - implement our business model,

     - maintain the satisfaction of our members and users, and our university and corporate partners,

     - introduce new and enhanced web and offline products, content, and services and avail ourself of current opportunities, and

     - respond to current opportunities, competitive developments and market conditions.

     If we do not successfully manage these risks, our business, results of operations and financial condition will be materially adversely affected. We cannot assure you that we will successfully address these risks or that our business strategy will be successful.

WE MAY NOT SUCCESSFULLY IMPLEMENT OUR BUSINESS STRATEGY

     In order to successfully implement our business strategy, we must:

     - maintain our network of university-endorsed relationships as our primary access point to students, their parents and alumni for delivery of our Membership, SA Cash and OCM Direct products and services, and our online Official College Sports Network website,

     - maintain our network of corporate sponsors,

     - continue to aggressively build the Student Advantage brand,

     - continue to increase our student reach and grow the number of paid participants in our Membership Program through OCM Direct sales, online membership sales, corporate sponsored distributions, and university and college sales, and

     - continue to establish our network of websites as part of our integrated approach for delivering our products and services, including licensed college sports products, member registration and renewal, information regarding national and local sponsors, and customer service.

     We are dependent on maintaining college and university relationships to market and sell our products and services. Our ability to maintain these alliances and relationships and to develop new alliances and relationships is critical to our ability to maintain our members, direct mail customers, our SA Cash university partners and our Official College Sports Network university partners. A failure to acquire or maintain alliances and relationships with colleges and universities could have a material adverse effect on our business.

     We are also dependent upon our sponsors, both national and local, to provide our members and SA Cash participants with discounts on their products and services. However, our agreements with a number of our sponsors preclude us from entering into similar arrangements with their competitors. This restriction may prevent us in some cases from offering attractive additional discounts to our members.

     We may encounter difficulties in establishing or maintaining our network of web sties. Several companies that provide content to our web sites have discontinued operations or filed for bankruptcy protection. We may be forced to procure services from other suppliers, and cannot assure you that we will be able to do so in a timely and cost-effective manner, and may be required to alter certain of our offerings to reflect such events. In addition, our members and customers may perceive our web sites to be missing certain content or attributes due to the failure of certain business partners.

     Finally, we cannot guarantee that Internet users will maintain interest in our network of websites. A decline in membership or usage of our network of websites would decrease revenue.

OUR ABILITY TO GENERATE SIGNIFICANT REVENUES AND PROFITS FROM CERTAIN ESTABLISHED AND NEW PRODUCTS AND SERVICES IS UNCERTAIN

     Our business model depends, in part, on increasing the amount of revenues and profits derived from certain established and new products and services. Our ability to generate significant revenues and profits from these products and services will depend, in part, on the implementation of our strategy to generate significant transaction commerce and user traffic through the use of our membership card programs, to achieve a significant presence in university and college communities, and to develop and expand on sponsor relationships to include revenue sharing agreements based on transaction volume. There is intense competition among offerors of alternative payment methods, including stored-value cards, debit card and credit cards, and among websites that sell online advertising.

     During the second quarter of 2001, AT&T completed its obligation to purchase Student Advantage memberships in bulk. In prior periods, the majority of student memberships have been obtained through AT&T or other corporate partners' promotional offers of Student Advantage memberships. These promotional offers have typically included a free one-year membership in the Student Advantage Membership Program. Our corporate partners have purchased Student Advantage memberships in bulk to fulfill these promotional offers. We have focused our efforts to change the marketing model for the sale of memberships from a primarily bulk sale model to a more balanced model which includes the sale of memberships to both corporate partners in bulk and direct sales to individuals. We expect to sell memberships under this new model through our corporate partners, the Student Advantage network of websites, our direct mail marketing business and other related marketing channels. We have experienced and anticipate continuing to experience a decline in the overall number of memberships sold through bulk sale arrangements, although we expect that this decline will be partially offset by an increase in the number of individual memberships sold at a higher per unit price point. The inability to successfully develop this marketing model or the related sales channels could have a materially adverse effect on the business and our ability to attract and retain corporate partners. It is difficult for us to project future levels of subscription, transaction-related, and advertising revenues and profits.

A LIMITED NUMBER OF CUSTOMERS CURRENTLY ACCOUNT FOR A SIGNIFICANT PERCENTAGE OF OUR TOTAL REVENUES

     A limited number of customers currently account for a significant percentage of our total revenues. In 2001, three customers, in the aggregate, accounted for approximately 23% of our total revenue. In 2000, two customers, in the aggregate, accounted for approximately 50% of total revenues. While we anticipate that revenue from this limited number of customers will decline as a percentage of total revenues, we expect a limited number of customers to continue to account for a significant percentage of total revenues in the future, and we believe that we must continue to acquire additional customers to be successful. The loss of any one of these customers, or a material decrease in the services provided to these customers, could have a materially adverse effect on our business. In addition, many of our revenue sources have slowed their payment cycles, and because a substantial portion of our revenue is generated from a limited number of customers, the non-payment or late payment of amounts due from customers could have a material adverse effect on our business, financial condition and results of operations.

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

     You should not rely on quarter-to-quarter comparisons of our operating results or our operating results for any particular quarter as indicative of our future performance. It is possible that in some future periods our operating results may be below the expectations of public market analysts and investors. In this event, the price of our common stock might fall. A significant portion of our revenue is derived from our membership and direct mail business. A significant percentage of our members graduate each year and, therefore, do not renew their memberships. Furthermore, substantially all of our memberships expire annually and require our members to renew the membership subscription. Our revenue growth is highly dependent upon our ability to market the value of our Membership Program to college students and to retain members on a yearly basis. To date, we have not maintained sufficient data to determine the specific number of members who renew on a yearly basis. A failure to acquire new members or renew current members could have a material adverse effect on our business. Through our direct mail business, a disproportionate share of our revenue is recorded in the second and third quarter of each calendar year as a result of the timing of our mailings and customer demand.

WE FACE SIGNIFICANT COMPETITION, WHICH COULD ADVERSELY AFFECT OUR BUSINESS

     We compete with other companies targeting the student population, such as:

     - publishers and distributors of traditional offline media, particularly those targeting college students, such as campus newspapers, other print media, television and radio;

     - providers of payment platforms such as stored-value cards and credit cards; and

     - vendors of college student information, merchandise, products and services distributed through online and offline means, including retail stores, direct mail and schools.

     We compete for client marketing budget dollars with other marketing activities and, in particular, other forms of direct marketing activities, such as direct mail. In recent years, there have been significant advances in new forms of direct marketing, such as the development of interactive shopping and data collection through television, the Internet and other media. Many industry experts predict that electronic interactive commerce, such as shopping and information exchange through the Internet will proliferate in the foreseeable future. To the extent such proliferation occurs, it could have a material adverse effect on the demand for membership programs.

     Competition for online users and advertisers is intense and is expected to increase over time as barriers to entry are relatively low. We compete for visitors, traffic, sponsors and online merchants with web directories, search engines, content sites, online service providers and traditional media companies. We also face competition from other companies maintaining websites dedicated to college students as well as high-traffic websites sponsored by companies such as AOL Time Warner, CBS, Disney, Terra Lycos, Microsoft, MTV and Yahoo!

     Many of our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. In addition, substantially all of our current advertising customers have established collaborative relationships with other high-traffic websites. As a result, our advertising customers might conclude that other Internet businesses, such as search engines, commercial online services and sites that offer professional editorial content are more effective sites for advertising than we are. Moreover, we may be unable to maintain either the level of traffic on our web sites or a stable membership base, which would make our sites less attractive than those of our competitors.

     Increased competition from these and other sources could require us to respond to competitive pressures by establishing pricing, marketing and other programs or seeking out additional strategic alliances or acquisitions that may be less favorable to us than we could otherwise establish or obtain.

WE MAY UNDERTAKE ADDITIONAL ACQUISITIONS OR DIVESTITURES THAT MAY LIMIT OUR ABILITY TO MANAGE AND MAINTAIN OUR BUSINESS, MAY RESULT IN ADVERSE ACCOUNTING TREATMENT AND MAY BE DIFFICULT TO INTEGRATE INTO OUR BUSINESS

     From January 1, 1999 to date, we acquired fifteen businesses and have sold three others. In the future, the Company may undertake additional acquisitions and sales of certain businesses or operations. These transactions involve a number of risks, including:

     - diversion of management attention and transaction costs associated in negotiating and closing the transaction;

     - challenges in determining the fair value of goodwill, which could adversely affect our results from operations;

     - under-perfomance of an acquired business relative to our expectations;

     - inability to retain the customers, management, key personnel and other employees of the acquired business;

     - inability to establish uniform standards, controls, procedures and policies;

     - inability to fully utilize all intellectual property of the acquired company;

     - exposure to legal claims for activities and obligations of the acquired business arising from events occurring prior to the acquisition; and

     - inability to realize the benefits of divestitures and collect monies owed to us.

     Integrating the operations of an acquired business can be a complex process that requires integration of service personnel, sales and marketing groups, technological infrastructure and service offerings, and coordination of our development efforts. Customer satisfaction or performance problems with an acquired business could affect our reputation as a whole. If we are unable to effectively fully manage these risks in connection with our acquisitions or dispositions, our business, operating results and financial condition could be adversely affected.

WE MUST MANAGE OUR GROWTH AND CONSOLIDATION SUCCESSFULLY, INCLUDING THE INTEGRATION OF ACQUIRED COMPANIES, IN ORDER TO ACHIEVE OUR DESIRED RESULTS

     We have experienced dramatic growth in personnel in recent years and expect to continue to hire additional personnel in selected areas. We also reduced our workforce in 2001 to decrease our costs and create greater operational efficiency. This growth and consolidation requires significant time and resource commitments from us and our management. Further, as a result of our acquisitions, approximately 65% of our employees are based outside of our Boston, Massachusetts, headquarters. If we are unable to effectively manage a large and geographically dispersed group of employees, anticipate our future growth or manage our consolidations effectively, our business will be adversely affected.

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

WE MUST ATTRACT AND RETAIN KEY MANAGEMENT AND OTHER HIGHLY QUALIFIED PERSONNEL IN A COMPETITIVE LABOR MARKET

     Our success depends largely upon the continued service of our executive officers, including Raymond V. Sozzi, Jr., our president and chief executive officer, and other key management and technical personnel, and our ability to continue to attract, retain and motivate other qualified personnel. Competition for such personnel is high. We have experienced, and we expect to continue to experience in the future, difficulty in hiring highly skilled employees with the appropriate qualifications. Furthermore our business is labor intensive. If our ability to assemble a qualified work force were impaired, or if we do not succeed in attracting new personnel and retaining and motivating our current personnel, our business could be adversely affected.

OUR SYSTEM MAY FAIL OR EXPERIENCE A SLOWDOWN

     Substantially all of our communications hardware and certain of our other computer hardware operations are located at third-party locations such as Hosting.com in Boston, Massachusetts and Navisite in Andover, Massachusetts and San Jose, California. Fire, floods, earthquakes, power loss (whether through brown-outs or the like) or distribution issues, telecommunications failures, break-ins, acts of terrorism, and similar events could damage these systems. Computer viruses, electronic break-ins or other similar disruptive problems could also adversely affect our website. Our business could be adversely affected if our systems were affected by any of these occurrences. At least one of our system providers has filed for bankruptcy protection, which could limit our ability to exercise certain rights under our agreement with that party, and has caused us to divert internal resources to address contingency plans. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems. We do not presently have any secondary "off-site" systems or a formal disaster recovery plan. Our network of websites must accommodate a high volume of traffic and deliver frequently updated information. Our websites have in the past and may in the future experience slower response times or decreased traffic for a variety of reasons. These types of occurrences could cause users to perceive our websites as not functioning properly and therefore cause them to use another website or other methods to obtain information.

     In addition, our users depend on Internet service providers, online service providers and other website operators for access to our network of websites. Many of them have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems.

OUR ABILITY TO EXECUTE ON OUR SUPPLY CHAIN MANAGEMENT PLAN IN OUR DIRECT MARKETING BUSINESS IS DEPENDENT UP ON A LIMITED NUMBER OF SUPPLIERS THAT MAY BE SUBJECT TO INTERNATIONAL SHIPPING OR TRADE LIMITATIONS

     Our direct marketing business requires reasonably accurate execution of our supply chain management plan. We are dependent on third parties to supply us with products for resale to our customers. These third party suppliers may be subject to international shipping or trade limitations, which may impact the timing of the delivery and/or cost of these products. If we are unable to successfully procure adequate quantities of goods from our suppliers on a timely basis, we may not be able to fulfill the orders of our customers. Furthermore, if customer demand does not materialize based on our projections, it may result in excess inventory of certain products. Either of these circumstances may have a materially adverse effect on our business.

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

WE MAY BE SUED FOR INFORMATION RETRIEVED FROM THE INTERNET

     We may be subjected to claims for defamation, invasion of privacy, negligence, copyright or trademark infringement, personal injury or other legal theories relating to the information we publish on our network of websites or in our publications or in the form of web crawling or framing. These types of claims have been brought, sometimes successfully, against online services as well as other print publications in the past, particularly in connection with archive services. Our syndication of content, including U-WIRE content, to such archive services could expose us to indemnification claims in the event copyright holders assert their rights, and a request for indemnification for legal fees incurred is pending. We could also be subjected to claims based upon the content that is accessible from our network of websites through links to other websites or through content and materials that may be posted by members in chat rooms or bulletin boards including those located on the CollegeClub.com website. Our insurance may not adequately protect us against these types of claims.

WE MAY LOSE MEMBERS AND OUR REPUTATION MAY SUFFER BECAUSE OF UNSOLICITED BULK MAIL OR SPAM

     Unsolicited bulk e-mail, or Spam (including the dissemination of pornographic links), and our attempts and others' attempts to control such Spam could harm our business and our reputation, particularly with respect to CollegeClub.com. To the extent our efforts to block Spam are not effective, our systems may become unavailable or may suffer from reduced performance. Spam-blocking efforts by others may also result in others blocking our members' legitimate messages. Additionally, our reputation may be harmed if e-mail addresses with our domain names are used in this manner. Any of these events may cause members to become dissatisfied and discontinue their use of our network of websites, including CollegeClub.com.

OUR STATUS UNDER STATE AND FEDERAL FINANCIAL SERVICES REGULATION IS UNCLEAR. VIOLATION OF ANY PRESENT OR FUTURE REGULATION COULD EXPOSE US TO LIABILITY, FORCE US TO CHANGE OUR BUSINESS PRACTICE OR FORCE US TO CEASE OR ALTER OUR OFFERINGS

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

     We believe the licensing requirements of the Office of the Comptroller of the Currency, the Federal Reserve Board or other federal or state agencies that regulate or monitor banks or other types of providers of electronic commerce services do not apply to our activities. One or more states may conclude that, under its statutes, we are engaged in an unauthorized banking business. In that event, we might be subject to monetary penalties and adverse publicity and might be required to cease doing business with residents of those states. A number of states have enacted legislation regulating check sellers, money transmitters or service providers as banks. This uncertainty regarding the scope and application of these regulations has slowed our ability to market our offerings. Such liability or changes could have a material adverse effect on our business, results of operations and financial condition. Even if we are not forced to change our business practices, we could be required to obtain licenses or regulatory approvals that could cause us to incur substantial costs.

CONSUMER PROTECTION, PRIVACY CONCERNS AND REGULATIONS COULD IMPAIR OUR ABILITY TO OBTAIN AND USE INFORMATION ABOUT OUR MEMBERS AND USERS AND MAY SUBJECT US TO LITIGATION

     We collect and our network of websites captures information regarding our members and users in order to provide information to them, enable them to access the services offered on our websites, tailor content to them or assist advertisers in targeting their advertising campaigns to particular demographic groups. However, privacy concerns may cause users to resist providing the personal data necessary to support this tailoring capability. Even the perception of security and privacy concerns, whether or not valid, may indirectly inhibit market acceptance of our network of websites.

     Our network of websites currently uses "cookies" to track demographic information and user preferences. A cookie is information keyed to a specific server, file pathway or directory location that is stored on a user's hard drive, possibly without the user's knowledge, but is generally removable by the user. Germany has imposed laws limiting the use of cookies, and a number of internet commentators, advocates and governmental bodies in the United States and other countries have urged the passage of laws limiting or abolishing the use of cookies. If these laws are passed, our business, financial condition and results of operations could be materially harmed.

     Legislative or regulatory requirements may heighten privacy concerns if businesses must notify Internet users that the data may be used by marketing entities to direct product promotion and advertising to the user. The Federal Trade Commission and state agencies have been investigating various Internet companies regarding their use of personal information. In 1998, the United States Congress enacted the Children's On-line Privacy Protection Act of 1998. In addition, the Gramm-Leach-Bliley Act ("GLB"), which governs privacy issues related to financial institutions, went into effect on July 1, 2001. If our programs are determined to be of a nature covered by the GLB, we may be required to undertake certain notices to our members and users and/or modify the membership program and other services. We depend upon collecting personal information from our customers, and the regulations promulgated under this act have made it more difficult for us to collect personal information from some of our customers. If third parties are able to penetrate our network security or otherwise misappropriate our users' personal information, we could be subject to liability. We could also be liable for claims based on unauthorized purchases with credit card information, impersonation or other similar fraud claims. We could also be held responsible for disclosing personal information or images, such as our disclosing such information for unauthorized marketing purposes or for including it in our photo gallery and web cam section on CollegeClub.com. These claims could result in litigation. In addition, we could incur additional expenses if new regulations regarding the use of personal information are introduced or if our privacy practices are investigated. Other countries and political entities, such as the European Economic Community, have adopted such legislation or regulatory requirements. If consumer privacy concerns are not adequately addressed, our business, financial condition and results of operations could be materially harmed. Although we carry general liability insurance, this insurance may not be available to cover a particular claim or may be insufficient. Additionally, our user community on CollegeClub.com exists in part because of our members' willingness to provide information about themselves. If claims, litigation, regulation or the acts of third parties reduce our members' willingness to share this information or our ability to use it, the attractiveness of the website will decline, which would reduce our ability to generate revenue through the affected website.

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

WE MAY BE UNABLE TO RESPOND TO THE RAPID TECHNOLOGICAL CHANGE IN OUR INDUSTRIES

     Rapidly changing technologies, frequent new product and service introductions and evolving industry standards characterize our market. To achieve our goals, we need to integrate effectively the various software programs and tools required to enhance and improve our product offerings and manage our business. Our future success will depend on our ability to adapt to rapidly changing technologies by continually improving the performance features and reliability of our products and services. We may experience difficulties that could delay or prevent the successful development, introduction or marketing of new products and services. In addition, our new enhancements must meet the requirements of our current and prospective members and must achieve significant market acceptance. We could also incur substantial costs if we need to modify our service or infrastructures to adapt to these changes or comply with new regulations.

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

     Despite our best efforts, we cannot assure you that our intellectual property rights will not be infringed, violated or legally imitated. Failure to protect our intellectual property could have a material adverse effect on our business. We have been, and may be, sued or named as a defendant in the future for infringement of the trademark and other intellectual property rights of third parties. Any such claims or counterclaims could be time-consuming, result in costly litigation, diversion of management's attention, require us to redesign our products or advertising/marketing strategies or require us to enter into royalty or licensing agreements, any of which could have a material adverse effect on upon our business, results of operations and financial condition. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all.

CERTAIN CURRENT STOCKHOLDERS OWN A LARGE PERCENTAGE OF OUR VOTING STOCK

     As of January 31, 2002, our executive officers, directors and affiliated entities, together own approximately 39% of our outstanding common stock. Therefore, these stockholders are able to significantly influence all matters requiring stockholder approval and, thereby, our management and affairs. Matters that typically require stockholder approval include:

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         INDEX TO FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----
Reports of Independent Public Accountants...................    38
Consolidated Balance Sheets as of December 31, 2000 and
  2001......................................................    40
Consolidated Statement of Operations for the years ended
  December 31, 1999, 2000 and 2001..........................    41
Consolidated Statement of Changes in Redeemable Convertible
  Preferred Stock and Stockholders' Equity for the years
  ended December 31, 1999, 2000 and 2001....................    42
Consolidated Statement of Cash Flows for the years ended
  December 31, 1999, 2000 and 2001..........................    44
Notes to Consolidated Financial Statements..................    46

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Student Advantage, Inc.

     We have audited the accompanying consolidated balance sheets of Student Advantage, Inc. and subsidiaries (a Delaware Corporation) ("the Company") as of December 31, 2001, and the related consolidated statements of operations, changes in redeemable convertible preferred stock and stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express the opinion on these financial statements based on our audits.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Student Advantage, Inc. and subsidiaries as of December 31, 2001, and the results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

                                          /s/ Arthur Andersen LLP

Boston, Massachusetts
March 29, 2002

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Student Advantage, Inc.

     In our opinion, the consolidated balance sheets and the related consolidated statements of operations, of changes in redeemable convertible preferred stock and stockholders equity and of cash flows present fairly, in all material respects, the financial position of Student Advantage, Inc. and its subsidiaries at December 31, 2000, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 1, the accompanying consolidated financial statements for the years ended December 31, 1999 and 2000 have been restated to reflect the application of the equity method of accounting for the Company's investment in Edu.com, Inc.

                                          /s/ PricewaterhouseCoopers, LLP

Portland, Maine
February 7, 2001
Except as to the restatement described in Note 1, as to which the date is May 10, 2001

                            STUDENT ADVANTAGE, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                 2000        2001
                                                              ----------   ---------
                                                              (RESTATED)
                                       ASSETS
Current assets
  Cash and cash equivalents.................................   $ 12,762    $   5,093
  Restricted cash...........................................         --          667
  Accounts receivable (net of reserves of $815 and $737 at
    December 31, 2000 and 2001, respectively................      5,982        6,163
  Inventory.................................................         --        1,863
  Prepaid advertising.......................................      3,350            1
  Prepaid expenses and other current assets.................      1,329        3,108
                                                               --------    ---------
    Total current assets....................................     23,423       16,895
  Notes receivable..........................................         --        4,378
  Property and equipment, net...............................     13,343       12,033
  Investment................................................      1,171           --
  Intangible and other assets, net..........................     13,633       24,825
                                                               --------    ---------
    Total assets............................................   $ 51,570    $  58,131
                                                               ========    =========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable............................................   $  3,564    $   5,196
Accrued compensation........................................      2,840        2,517
Other accrued expenses......................................      7,541       11,056
Current borrowings under revolving line of credit...........         --        2,500
Deferred revenue............................................      4,013        3,521
Current obligation under capital lease......................      1,208        1,368
                                                               --------    ---------
    Total current liabilities...............................     19,166       26,158
                                                               --------    ---------
Deferred gain...............................................         --          534
Other accrued expenses......................................         --        4,188
Warrants payable............................................         --        1,996
Long-term borrowings under revolving line of credit.........         --        2,500
Notes payable...............................................         --       10,200
Long-term obligation under capital lease....................      1,861          764
                                                               --------    ---------
    Total long-term obligations.............................      1,861       20,182
                                                               --------    ---------
    Total liabilities.......................................     21,027       46,340
                                                               --------    ---------
Commitments and Contingencies (Note 13)
Stockholders' equity
Preferred stock, $0.01 par value, 5,000,000 shares
  authorized, no shares issued and outstanding..............         --           --
Common stock, $0.01 par value; 150,000,000 shares
  authorized; issued and outstanding:
  39,621,244 and 47,531,254 at December 31, 2000 and 2001,
    respectively............................................        396          476
  Additional paid-in capital................................    104,058      120,298
  Accumulated deficit.......................................    (73,096)    (108,884)
  Notes receivable from stockholders........................        (50)         (50)
  Deferred compensation.....................................       (765)         (49)
                                                               --------    ---------
    Total stockholders' equity..............................     30,543       11,791
                                                               --------    ---------
    Total liabilities and stockholders' equity..............   $ 51,570    $  58,131
                                                               ========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                            STUDENT ADVANTAGE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   YEAR ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                 1999         2000        2001
                                                              ----------   ----------   --------
                                                              (RESTATED)   (RESTATED)
Revenue
  Student Services..........................................   $ 19,722     $ 28,099    $ 51,580
  Corporate and University Solutions........................      7,922       19,915      13,783
                                                               --------     --------    --------
     Total revenue..........................................     27,644       48,014      65,363
                                                               --------     --------    --------
Costs and expenses
  Cost of student services revenue (including stock-based
     compensation of $58, $33 and $24 for years ended 1999,
     2000 and 2001, respectively)...........................     11,093       10,263      16,403
  Cost of corporate and university solutions revenue
     (including stock-based compensation of $33, $25 and $19
     for the years ended 1999, 2000 and 2001,
     respectively)..........................................      4,541        9,929       7,070
  Product development (including stock-based compensation of
     $320, $163 and $82 for the years ended 1999, 2000 and
     2001, respectively)....................................      9,974       18,377      17,199
  Sales and marketing (including stock-based compensation of
     $547, $413 and $306 for the years ended 1999, 2000 and
     2001 respectively).....................................     12,251       17,880      27,601
  General and administrative (including stock-based
     compensation of $161, $137 and $108 for the years ended
     1999, 2000 and 2001, respectively).....................      8,876       11,196      11,252
  Depreciation and amortization.............................      1,822        6,382      13,946
  Impairment of long-lived assets...........................         --           --       1,916
  Restructuring charges.....................................         --           --       4,894
                                                               --------     --------    --------
     Total costs and expenses...............................     48,557       74,027     100,281
                                                               --------     --------    --------
Loss from operations........................................    (20,913)     (26,013)    (34,918)
Equity interest in Edu.com net loss.........................       (316)      (3,776)       (495)
Realized gain/(loss)........................................         --         (367)      1,508
Interest and other income/(loss)............................      1,358        1,434      (1,676)
                                                               --------     --------    --------
Net loss before Income Taxes................................    (19,871)     (28,722)    (35,581)
Provision for income tax....................................         --           --         207
                                                               --------     --------    --------
Net loss after Income Taxes.................................   $(19,871)    $(28,722)   $(35,788)
                                                               ========     ========    ========
Basic and diluted net loss per share........................   $  (0.72)    $  (0.79)   $  (0.80)
                                                               ========     ========    ========
Shares used in computing basic and diluted net loss per
  share.....................................................     27,410       36,549      44,539
                                                               ========     ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            STUDENT ADVANTAGE, INC.

          CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE
                    PREFERRED STOCK AND STOCKHOLDERS' EQUITY
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                             REDEEMABLE CONVERTIBLE
                                                 PREFERRED STOCK          COMMON STOCK       ADDITIONAL
                                             -----------------------   -------------------    PAID-IN     ACCUMULATED
                                               SHARES       AMOUNT       SHARES     AMOUNT    CAPITAL       DEFICIT
                                             -----------   ---------   ----------   ------   ----------   -----------
Balance, December 31, 1998.................   2,952,568    $ 10,196    20,746,255    $207     $ 18,944     $ (25,706)
                                             ----------    --------    ----------    ----     --------     ---------
Exercise of common stock options and
 warrants..................................          --          --     1,075,046      11          665            --
Sale of common stock under employee stock
 purchase plan.............................          --          --        36,258      --          246            --
Issuance of common stock and common stock
 warrants in connection with the
 acquisition of Mentor Interactive.........          --          --        18,056      --          299            --
Issuance of common stock in connection with
 the acquisition of Transaction Service
 Providers.................................          --          --       195,000       2          268          (444)
Issuance of common stock in initial public
 offering, net of issuance costs...........          --          --     6,900,000      69       49,823            --
Conversion of preferred stock to common
 stock in connection with the initial
 public offering...........................  (2,952,568)    (10,196)    6,026,043      61        9,505            --
Issuance of common stock for services......          --          --         8,658      --          108            --
Issuance of common stock warrant...........          --          --            --      --        2,221            --
Deferred compensation relating to grants of
 stock options.............................          --          --            --      --          228            --
Deferred compensation related to
 cancellation of stock options for
 terminated employees......................          --          --            --      --         (259)           --
Compensation relating to grants of stock
 options...................................          --          --            --      --           --            --
Issuance of common stock in connection with
 the acquisition of Voice FX...............          --          --       430,082       4        5,642            --
Adjustment to conform fiscal periods for
 University Netcasting.....................          --          --            --      --           --         1,647
Net loss...................................          --          --            --      --           --       (19,871)
                                             ----------    --------    ----------    ----     --------     ---------
Balance December 31, 1999..................          --    $     --    35,435,398    $354     $ 87,690     $ (44,374)
                                             ----------    --------    ----------    ----     --------     ---------
Exercise of common stock options...........          --          --       389,968       4          168            --
Sale of common stock under employee stock
 purchase plan.............................          --          --       145,638       2          412            --
Issuance of common stock in connection with
 the acquisitions of ScholarAid and
 College411................................          --          --       325,479       3        1,712            --
Issuance of common stock and warrants to At
 Home Corporation and John Hancock Small
 Cap Value Fund............................          --          --     2,000,000      20        9,945            --
Issuance of common stock in connection with
 the acquisition of College Club...........          --          --     1,324,761      13        4,808            --
Deferred compensation related to
 cancellation of stock options for
 terminated employees......................          --          --            --      --         (677)           --
Compensation relating to grants of stock
 options...................................          --          --            --      --           --            --
Repayment of stock subscription............          --          --            --      --           --            --
Net loss...................................          --          --            --      --           --       (28,722)
                                             ----------    --------    ----------    ----     --------     ---------
Balance December 31, 2000..................          --    $     --    39,621,244    $396     $104,058     $ (73,096)
                                             ----------    --------    ----------    ----     --------     ---------


                                                  NOTES                                      TOTAL
                                             RECEIVABLE FROM   TREASURY     DEFERRED     STOCKHOLDERS'
                                              STOCKHOLDERS      STOCK     COMPENSATION      EQUITY
                                             ---------------   --------   ------------   -------------
Balance, December 31, 1998.................       $ --          $(630)      $(3,363)       $(10,548)
                                                  ----          -----       -------        --------
Exercise of common stock options and
 warrants..................................        (79)            --            --             597
Sale of common stock under employee stock
 purchase plan.............................         --             --            --             246
Issuance of common stock and common stock
 warrants in connection with the
 acquisition of Mentor Interactive.........         --             --            --             299
Issuance of common stock in connection with
 the acquisition of Transaction Service
 Providers.................................         --             --            --            (174)
Issuance of common stock in initial public
 offering, net of issuance costs...........         --             --            --          49,892
Conversion of preferred stock to common
 stock in connection with the initial
 public offering...........................         --            630            --          10,196
Issuance of common stock for services......         --             --            --             108
Issuance of common stock warrant...........         --             --            --           2,221
Deferred compensation relating to grants of
 stock options.............................         --             --          (228)             --
Deferred compensation related to
 cancellation of stock options for
 terminated employees......................         --             --           259              --
Compensation relating to grants of stock
 options...................................         --             --         1,119           1,119
Issuance of common stock in connection with
 the acquisition of Voice FX...............         --             --            --           5,646
Adjustment to conform fiscal periods for
 University Netcasting.....................         --             --            --           1,647
Net loss...................................         --             --            --         (19,871)
                                                  ----          -----       -------        --------
Balance December 31, 1999..................       $(79)         $  --       $(2,213)       $ 41,378
                                                  ----          -----       -------        --------
Exercise of common stock options...........         --             --            --             172
Sale of common stock under employee stock
 purchase plan.............................         --             --            --             414
Issuance of common stock in connection with
 the acquisitions of ScholarAid and
 College411................................         --             --            --           1,715
Issuance of common stock and warrants to At
 Home Corporation and John Hancock Small
 Cap Value Fund............................         --             --            --           9,965
Issuance of common stock in connection with
 the acquisition of College Club...........         --             --            --           4,821
Deferred compensation related to
 cancellation of stock options for
 terminated employees......................         --             --           677              --
Compensation relating to grants of stock
 options...................................         --             --           771             771
Repayment of stock subscription............         29             --            --              29
Net loss...................................         --             --            --         (28,722)
                                                  ----          -----       -------        --------
Balance December 31, 2000..................       $(50)         $  --       $  (765)       $ 30,543
                                                  ----          -----       -------        --------

                            STUDENT ADVANTAGE, INC.

          CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE
            PREFERRED STOCK AND STOCKHOLDERS' EQUITY -- (CONTINUED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                             REDEEMABLE CONVERTIBLE
                                                 PREFERRED STOCK          COMMON STOCK       ADDITIONAL
                                             -----------------------   -------------------    PAID-IN     ACCUMULATED
                                               SHARES       AMOUNT       SHARES     AMOUNT    CAPITAL       DEFICIT
                                             -----------   ---------   ----------   ------   ----------   -----------
Exercise of common stock options...........          --          --       118,234       1           71            --
Sale of common stock under employee stock
 purchase plan.............................          --          --       168,446       3          266            --
Issuance of common stock and warrants in
 connection with the acquisition of
 Edu.com...................................          --          --        90,000       1        1,163            --
Issuance of common stock in connection with
 the Greylock, Jennison & Stark PIPES
 financing, net of financing fees..........          --          --     5,000,000      50        9,750            --
Issuance of common stock in connection with
 the acquisition of OCM Direct.............          --          --     2,433,330      24        5,086            --
Issuance of common stock in connection with
 the acquisition of CarePackages...........          --          --       100,000       1           81            --
Deferred compensation related to
 cancellation of stock options for
 terminated employees......................                      --            --      --         (177)           --
Compensation relating to grants of stock
 options...................................          --          --            --      --           --            --
Net loss...................................          --          --            --      --           --       (35,788)
                                             ----------    --------    ----------    ----     --------     ---------
Balance December 31, 2001..................          --    $     --    47,531,254    $476     $120,298     $(108,884)
                                             ==========    ========    ==========    ====     ========     =========


                                                  NOTES                                      TOTAL
                                             RECEIVABLE FROM   TREASURY     DEFERRED     STOCKHOLDERS'
                                              STOCKHOLDERS      STOCK     COMPENSATION      EQUITY
                                             ---------------   --------   ------------   -------------
Exercise of common stock options...........         --             --            --              72
Sale of common stock under employee stock
 purchase plan.............................         --             --            --             269
Issuance of common stock and warrants in
 connection with the acquisition of
 Edu.com...................................         --             --            --           1,164
Issuance of common stock in connection with
 the Greylock, Jennison & Stark PIPES
 financing, net of financing fees..........         --             --            --           9,800
Issuance of common stock in connection with
 the acquisition of OCM Direct.............         --             --            --           5,110
Issuance of common stock in connection with
 the acquisition of CarePackages...........         --             --            --              82
Deferred compensation related to
 cancellation of stock options for
 terminated employees......................         --             --           177              --
Compensation relating to grants of stock
 options...................................         --             --           539             539
Net loss...................................         --             --            --         (35,788)
                                                  ----          -----       -------        --------
Balance December 31, 2001..................       $(50)         $  --       $   (49)       $ 11,791
                                                  ====          =====       =======        ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             STUDENT ADVANTAGE, INC

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   YEAR ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                 1999         2000        2001
                                                              ----------   ----------   --------
                                                              (RESTATED)   (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................   $(19,871)    $(28,722)   $(35,788)
  Adjustments to reconcile net loss to net cash used for
    operating activities:
    Depreciation............................................        829        2,925       6,666
    Amortization of intangible assets.......................        956        3,457       7,280
    Impairment of long term assets..........................         --           --       1,916
    Restructuring charge, net...............................         --           --       3,272
    Equity interest in Edu.com net loss.....................        316        3,776         495
    Provision for bad debt..................................        180          487         655
    Stock based compensation................................      1,119          771         539
    Issuance of stock in exchange for services..............        151           --          --
    Issuance of warrants in exchange for services...........         --           --          15
    Exchange of notes receivable for assets sold, net.......         --           --        (480)
    Amortization of marketing expense associated with common
      stock.................................................        444          888         888
    Gain on disposal of assets..............................        (16)          --          --
    Realized loss on write-off of investment................         --          367          --
    Changes in current assets and liabilities, net of
      effects of acquisitions:
      Accounts and notes receivable.........................       (776)      (1,904)     (2,372)
      Prepaid expenses, other current assets................     (2,375)       1,512       1,339
      Inventory.............................................         --           --       3,134
      Accounts payable......................................      1,003          128      (2,874)
      Accrued compensation..................................        386        1,299        (247)
      Other accrued expenses................................      2,472        2,768        (153)
      Long-term accrued expenses............................         --           --       2,335
      Deferred gain on sale of Voice FX.....................         --           --        (534)
      Deferred revenue......................................      2,095       (5,811)       (239)
                                                               --------     --------    --------
      Net cash used in operating activities.................    (13,087)     (18,059)    (14,153)
                                                               --------     --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixed assets.................................     (2,971)      (3,098)     (3,666)
  Acquisitions of businesses, net of cash acquired..........     (2,485)     (10,992)     (9,361)
  Purchases of marketable securities........................    (47,223)      (8,813)         --
  Proceeds from sale of marketable securities...............     26,677       29,359          --
  Purchase of investment....................................     (4,262)      (1,368)         --
  Proceeds from sale of Voice FX............................         --           --         338
  Proceeds from sale of eStudentLoan........................         --           --       2,077
  Proceeds from sales of fixed assets.......................         20           --          --
                                                               --------     --------    --------
      Net cash provided by (used in) investing activities...    (30,244)       5,088     (10,612)
                                                               --------     --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in restricted cash...............................         --           --        (667)
  Proceeds from sale of preferred and common stock, net of
    issuance................................................     49,892        9,965       9,800
  Repayment of note from stockholder........................         --           29          --
  Proceeds from exercise of common stock options, warrants
    and employee stock purchase.............................        922          586         341
  Repayment of capital lease obligations....................         --         (217)     (1,489)
  Proceeds of revolving line of credit, net.................         --           --          11
  Repayment of note payable.................................         --           --      (1,100)
  Proceeds of notes payable.................................        100           --      10,200
                                                               --------     --------    --------
      Net cash provided by financing activities.............     50,914       10,363      17,096
                                                               --------     --------    --------

  The accompanying notes are an integral part of these consolidated financial statements.

                             STUDENT ADVANTAGE, INC

                                 (IN THOUSANDS)

                                                                   YEAR ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                 1999         2000        2001
                                                              ----------   ----------   --------
                                                              (RESTATED)   (RESTATED)
Adjustment to conform fiscal period of University
  Netcasting................................................   $  1,647           --          --
Net increase (decrease) in cash and cash equivalents........      9,230     $ (2,608)   $ (7,669)
Cash and cash equivalents, beginning of period..............      6,140       15,370      12,762
                                                               --------     --------    --------
Cash and cash equivalents, end of period....................   $ 15,370     $ 12,762    $  5,093
                                                               ========     ========    ========
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for interest....................   $     --     $      5    $     --
                                                               ========     ========    ========
  Cash paid during the year for taxes.......................   $     --     $     --    $     --
                                                               ========     ========    ========
Supplemental Disclosure of Noncash Activities:
  Issuance of warrants to purchase common stock.............      2,200        2,100       6,000
                                                               ========     ========    ========
  During 1999, the Company acquired businesses as follows:
  Fair value of intangible and tangible assets and goodwill
    acquired................................................   $  8,626     $     --    $     --
  Common stock, common stock options and warrants issued....     (6,189)          --          --
  Cash paid.................................................     (1,462)          --          --
                                                               --------     --------    --------
  Liabilities assumed.......................................   $    975     $     --    $     --
                                                               ========     ========    ========
  During 2000, the Company acquired businesses as follows:
  Fair value of intangible and tangible assets and goodwill
    acquired................................................   $     --     $ 21,292    $     --
  Common stock, common stock options and warrants issued....         --       (6,536)         --
  Cash paid.................................................         --      (11,004)         --
                                                               --------     --------    --------
  Liabilities assumed.......................................   $     --     $  3,752    $     --
                                                               ========     ========    ========
  During 2001, the Company acquired businesses as follows:
  Fair value of intangible and tangible assets and goodwill
    acquired................................................   $     --     $     --    $ 30,744
  Common stock, common stock options and warrants issued....         --           --      (6,331)
  Cancellation of debt......................................         --           --      (1,000)
  Decrease in prior investment..............................         --           --      (3,200)
  Cash paid.................................................         --           --      (9,198)
                                                               --------     --------    --------
  Liabilities assumed.......................................   $     --     $     --    $ 11,015
                                                               ========     ========    ========
  During 2001, the Company disposed of business lines as
    follows:
  Cash received.............................................   $     --     $     --    $  2,966
  Notes received............................................         --           --       5,140
  Net assets given up.......................................         --           --      (6,270)
  Deferred gain.............................................                                (534)
  Other gain................................................                                 206
                                                               --------     --------    --------
  Gain on sale..............................................   $     --     $     --    $  1,508
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

                            STUDENT ADVANTAGE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION, NATURE OF BUSINESS AND BASIS OF PRESENTATION

     Student Advantage, Inc. is an integrated media and commerce company focused on the higher education market. We work in partnership with colleges and universities and in cooperation with businesses to develop products and services that are easily available to students and alumni. We report our revenue in two categories: student services revenue and corporate and university solutions revenue.

     Student Advantage, Inc. is the surviving entity of a reorganization of Student Advantage LLC. In October 1998, Student Advantage LLC effected a recapitalization pursuant to which each of the 10,911 outstanding Members' Interests converted into 137 Preferred Members' Interests and 1,479 Common Members' Interests, (or an aggregate of 1,497,036 Preferred Members' Interests and 16,133,892 Common Members' Interests). Each Member received the proportion of Preferred and Common Members' Interests that corresponded to such Member's proportion of the 10,911 Members' Interests that existed immediately prior to the recapitalization. Immediately following such recapitalization, certain Members sold an aggregate of 1,250,000 Preferred Members' Interests to two investors for aggregate consideration of $10 million. Immediately following such transaction, the Company was reorganized from an "LLC" to a "C" corporation, and as part of such reorganization, each Member received the number of shares of common stock and of preferred stock of the Company that was equal to the number of common and preferred Members' Interests that such Member held immediately prior to the reorganization. The assets and liabilities of the limited liability company were transferred to Student Advantage at historical cost. The recapitalization and reorganization have been accounted for retroactively in the accompanying financial statements.

     The Company is subject to the risks and uncertainties common to growing companies, including reliance on certain customers, growth and commercial acceptance of the internet, dependence on principal products and services and third-party technology, activities of competitors, dependence on key personnel such as Raymond V. Sozzi, Jr., Student Advantage's President and Chief Executive Officer, and limited operating history.

     The Company has also experienced substantial net losses since its inception and, as of December 31, 2001, had an accumulated deficit of $108.9 million. Such losses and accumulated deficit resulted primarily from significant costs incurred in the development of the Company's products and services and the preliminary establishment of the Company's infrastructure. The Company has taken significant steps through the restructuring that it announced in October 2001 to reduce operating costs for 2002. The Company currently anticipates that its available cash resources, together with cash expected to be provided from operations based upon an anticipated increase in revenue for 2002, will be sufficient to meet its anticipated needs for working capital and capital expenditures for at least the next 12 months. For purposes of evaluating cash resources through January 1, 2003, the Company has assumed that it will not be required to repay any amounts under our credit facility with Reservoir Capital other than the two required payments of $1.25 million each in August 2002 and September 2002. As disclosed in Note 6, the Company amended its agreement with Reservoir Capital to extend the earliest payment date of the debt to January 1, 2003. The Company's expectations regarding available cash resources during the next 12 months are also based on significant reductions in the net loss that the Company expects to incur in 2002. If the Company's revenue and expense projections do not materialize as anticipated, if Reservoir capital exercises its right to require the Company to pay all amounts outstanding under the credit facility, or if it is otherwise required to repay the amounts outstanding under the Company's credit facility with Reservoir Capital, the Company will be required to obtain additional financing. Failure to generate sufficient revenues, obtain additional capital or financing if needed, or reduce certain discretionary spending if necessary, could have a material adverse effect on the Company's ability to achieve its intended business objectives.

     In June 1999, the Company acquired University Netcasting, Inc. ("UNI"). This acquisition was accounted for using the pooling of interests method; accordingly, the historic consolidated financial statements

                            STUDENT ADVANTAGE, INC.

of the Company prior to the acquisition have been restated to reflect the financial position, results of operations and cash flows of UNI.

     The 1999 and 2000 financial statements have been retroactively restated to reflect the investment in Edu.com on the equity method of accounting due to step acquisition accounting. See Note 2 for further discussion.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Student Advantage, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

  CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash and cash equivalents. The Company invests its excess cash in money markets and certificates of deposit, which are subject to minimal credit and market risk. The Company's cash equivalents are classified as "available for sale" and are recorded at cost which approximates fair value. As of December 31, 2000 and 2001, the Company had cash and cash equivalents of $12.8 and $5.1 million, respectively. In addition to the the Company's cash and cash equivalents at December 31, 2001, $0.7 million of restricted cash is held in part by our third party credit card processor and the remaining balance is being held in escrow as agreed in certain acquisitions

  INVESTMENTS

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

     On November 12, 1999, the Company made an equity investment in Edu.com, Inc. ("Edu.com"), a privately held e-commerce company. The Company paid approximately $4.3 million in exchange for approximately 922,000 shares of Series B preferred stock of Edu.com. In January 2000, the Company invested an additional $1.0 million in exchange for approximately 217,000 shares of Series B preferred stock. On May 10, 2001, the Company acquired certain assets of Edu.com in exchange for 90,000 shares of Student Advantage common stock and a warrant to purchase 225,000 shares of common stock, with an exercise price of $2.28 and a warrant to purchase 225,000 shares of common stock with an exercise price of $3.42, and assumed certain liabilities of Edu.com. In addition, the Company canceled the $1.0 million secured promissory note previously issued to the Company by Edu.com in exchange for the assets securing the note. This consideration and the Company's previous investment in preferred stock of Edu.com has been accounted for under the purchase method of accounting. The accounting treatment of the additional investment is to be in accordance with Accounting Principles Bulletin: The Equity Method for Accounting for Investments in

                            STUDENT ADVANTAGE, INC.

Common Stock ("APB 18"), which requires the application of step accounting in accordance with Accounting Research Bulletin 51: Consolidated Financial Statements Elimination of Intercompany Investment ("ARB 51"). Accordingly, the Company has retroactively restated our investment in Edu.com on the equity method of accounting and recorded our ownership percentage of Edu.com's net loss for the years ended December 31, 1999 and 2000. As a result of applying the equity method in Edu.com, a portion of the cost of the Company's investment has been allocated to the equity in the net assets of Edu.com, amounting to approximately $1.1, $0.2 and $0.5 million for the transactions occurring in 1999, 2000 and 2001 respectively. During the fourth quarter of 2001, the Company evaluated the value of the acquisition under FAS 121, due to the announced restructuring of the Company. As a result, the Company determined that the remaining balance of goodwill was permanently impaired and accordingly recorded a loss on investment of $0.9 million. In addition to the loss, the Company had amortized $0.7 million of goodwill as of December 31, 2001.

     On July 12, 2000, the Company made an investment in alumnipride.com, Inc., ("alumnipride.com"), a privately held company providing customized websites to national alumni associations. The Company paid approximately $0.4 million in exchange for approximately 97,000 shares of Series B preferred stock of alumnipride.com. In October 2000, alumnipride.com was acquired by UConnections.com, Inc. ("Uconnections.com"), and the shares of preferred stock of alumnipride.com were exchanged for 270,569 shares of common stock of UConnections.com. At December 31, 2000 the Company evaluated the investment and determined that the fair value had been permanently impaired and accordingly recorded an unrealized loss in the amount of $0.4 million.

  REVENUE RECOGNITION

     The Company derives student services revenue from subscription, commerce and advertising. Subscription revenue is derived from membership fees related to enrolling students in the Student Advantage Membership Program. Subscription revenue is recognized ratably from the date of subscription to the end of the annual membership period, which ends on August 31 of each year. Commerce revenue is derived primarily from transaction-based revenue earned for reselling products and services, processing stored value transactions and acquiring student customers on behalf of other businesses. This revenue is recognized upon the completion of the related contractual obligations. The Company derives revenue from advertisements placed in SAM, Student Advantage Magazine and on its network of websites. Revenue from fees related to advertisements placed in SAM is recognized when the magazine is shipped to members. Website advertising revenue is recognized as the related impressions are displayed, provided that no significant obligations remain and collection of the related receivable is assured. Certain advertising arrangements include guarantees of a minimum number of impressions. For arrangements with guarantees, revenue is recognized based upon the lesser of: (1) ratable recognition over the period the advertising is displayed, provided that no significant Company obligations remain and collection of the receivable is assured, or (2) a pro-rata portion of contract revenue based upon impressions delivered relative to minimum guaranteed impressions to be delivered.

     Corporate and university solutions revenue is attributable to the parts of our business which are focused primarily on providing goods and services to corporations and universities and is made up of marketing services revenue from corporate clients and licensing, management and consulting fees from universities. Marketing services revenue is derived primarily from providing tailored event management and execution services to businesses seeking to market their products and services to college students. These services include organizing and executing marketing tours that travel to college campuses, staffing tables in college locations on behalf of businesses and providing media planning and placement. This revenue is recognized upon the completion of the related contractual obligations. Fees from marketing services are recognized as the related services are rendered, provided that no significant obligations remain and collection of the related receivable is assured. Payments received in advance of revenue being earned are recorded as deferred revenue.

                            STUDENT ADVANTAGE, INC.

     In accordance with the Emerging Issues Task Force ("EITF") Issue No. 99-17 "Accounting for Advertising Barter Transactions," the Company has appropriately recorded barter revenue and expense based upon the fair value of the advertising surrendered in the transaction. Fair value is established by reference to comparable cash transactions during the six-month period preceding the barter transaction. Generally, barter transactions involve exchanges of banner advertising. For the years ended December 31, 1999, 2000 and 2001, the Company recorded $0.6, $1.2 and $4.1 million, respectively, of barter revenue and $0.5, $1.2 and $4.1 million, respectively, of barter expense recorded as sales and marketing expense.

     In accordance with Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101") and EITF Issue No. 99-19 "Reporting Revenue Gross as a Principal versus Net," the Company has evaluated its revenue and determined that it is being appropriately reported in accordance with the guidance. The Company has recorded certain of its commerce revenue at gross as the Company is the considered the primary obligor in the transaction.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of the Company financial instruments, which include cash equivalents, investments, accounts payable, accrued expenses and notes payable, approximate their fair values at December 31, 2000 and 2001. The Company's notes receivable issued in connection with the VoiceFX transaction (Note 4) have been recorded at the net present value of the payments using a discount rate of 8%.

  CONCENTRATIONS OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

     SFAS No. 105, "Disclosure of Information About Financial Instruments with Concentrations of Credit Risk", requires disclosure of any significant off-balance sheet risk and concentrations of credit risk. The Company does not have any significant off-balance sheet risk. Financial instruments, which potentially expose the Company to concentration of credit risk, are comprised primarily of cash, cash equivalents and trade accounts receivable. The Company places its cash and cash equivalents with financial institutions that have high credit ratings. Management believes its credit policies are prudent and reflect normal industry terms and business risk. The Company does not anticipate non-performance by the counter parties and, accordingly, does not require collateral. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales. To reduce risk, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management's expectations. For the year ended December 31, 1999, one customer accounted for 55% of total revenue. For the year ended December 31, 2000, two customers accounted for 50% of total revenue. For the year ended December 31, 2001, three customers accounted for 23% of total revenue. At December 31, 1999 and 2000, two customers accounted for 56% and 36% of accounts receivable, respectively. At December 31, 2001, one customer accounted for 33% of accounts receivable.

                            STUDENT ADVANTAGE, INC.

  PRODUCT DEVELOPMENT

     Costs incurred in product development by the Company are expensed as incurred.

  PROPERTY AND EQUIPMENT

     Fixed assets are recorded at cost. Depreciation is recorded using the straight-line method over estimated useful lives as follows:

                                                               YEARS
                                                               -----
Furniture and fixtures......................................      3
Computer equipment and software.............................    2-3
Equipment...................................................      3

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

  CAPITALIZED COMPUTER SOFTWARE COSTS

     The Company records expenditures for computer software in accordance with the provision of Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use". In accordance with this statement, costs incurred for data conversion, training and maintenance are expensed as incurred. Once the preliminary project stage is completed, direct costs incurred during the application development stage are capitalized and amortized over the estimated useful life of the asset. The Company capitalized $0.5 and $1.6 million in 2000 and 2001, respectively. Amortization of software cost is provided on a straight-line basis over the estimated useful life, which is approximately two or three years.

  WEB SITE DEVELOPMENT COSTS

     The Company records expenditures for website development in accordance with the provision of the Emerging Issues Task Force Issue No. 00-2, "Accounting for Web Site Development Costs." In accordance with this statement, costs incurred for data conversion, training and maintenance are expensed as incurred. Once the preliminary project stage is completed, direct costs incurred during the application development stage are capitalized and amortized over the estimated useful life of the asset. The Company capitalized $0.8 and $0.6 million in 2000 and 2001, respectively. Amortization of website development cost is provided on a straight-line basis over the estimated useful life, which is approximately two or three years.

  INTANGIBLE AND OTHER ASSETS

     Intangible assets include the excess of the purchase price over identifiable net assets acquired in acquisitions. Such assets include goodwill, completed technology, workforce, customer lists, non-compete agreements, websites and other intangible assets, which are being amortized on a straight-line basis over their estimated economic lives ranging from two to five years. Accumulated amortization was $5.3 and $10.0 million at December 31, 2000 and 2001, respectively. The Company periodically evaluates its intangible assets for potential impairment. As a result of the application of SFAS 142 in 2002, the goodwill attributable to the acquisition of OCM Direct will not be amortized in 2002, but will be subject to an impairment test.

  LONG-LIVED ASSETS

     The Company assesses the realizability of long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of". The

                            STUDENT ADVANTAGE, INC.

Company reviews its long-lived assets for impairment as events and circumstances indicate the carrying amount of an asset may not be recoverable. The Company evaluates the realizability of its long-lived assets based on profitability and cash flow expectations for the related asset. As a result of its review, the Company recorded asset impairment charges of $1.9 million for the year ended December 31, 2001.

  ACCOUNTING FOR STOCK-BASED COMPENSATION

     The Company accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense is recorded for options issued to employees in fixed amounts and with fixed exercise prices at least equal to the fair market value of the Company's common stock at the date of grant. The Company has adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," through disclosure only (Note 9). All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB No. 25" ("FIN 44"). FIN 44 clarifies the application of APB 25 and, among other issues clarifies the following: the definition of an employee for purposes of applying APB 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of the previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred at earlier dates. The application of FIN 44 has not had a material impact on the Company's financial position or results of operations.

  INCOME TAXES

     Prior to its reorganization as a C Corporation in 1998 (Note 1), the Company was treated as a limited liability company for federal and state income tax purposes. Accordingly, no provision for corporate income taxes was recorded during this period and all losses were passed through to Student Advantage LLC's members. At the time of its reorganization, the Company adopted the liability method of accounting for income taxes as set forth in SFAS No. 109, "Accounting for Income Taxes" (Note 10).

  ADVERTISING EXPENSE

     The Company recognizes advertising expense as incurred. Advertising expense was approximately $1.2, $1.0 million and $4.7 million for the years ended December 31, 1999, 2000 and 2001, respectively.

  NET LOSS PER SHARE

     In accordance with SFAS No. 128, "Earnings per Share", basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average basic and diluted number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential common stock, as their effect is anti-dilutive.

     All outstanding options and warrants to purchase common stock (in 2001 totaling 11,538,814) were excluded from the calculation of diluted earnings per share for all periods presented because their inclusion would have been anti-dilutive.

  RECLASSIFICATION

     The financial statements for the years ended December 31, 1999 and 2000 reflect a change in the classification of revenue categories and the associated cost of sales. The classifications have been changed

                            STUDENT ADVANTAGE, INC.

from "Subscription" and "Other" to "Student Services" and "Corporate and University Solutions." In addition, the financial statements for the years ended December 31, 1999 and 2000 reflect a change in the presentation of stock based compensation charges. The charges have been included in each of the operating expense line items rather than as a separate line item. Certain prior year amounts have been reclassified to conform to current year presentation.

  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In February 2001, the EITF issued 00-19, "Determination of Whether Share Settlement Is within the Control of the Issuer for Purposes of Applying Issue No. 96-13". The issue addresses the accounting for contracts that are indexed to, and potentially settled in, a company's own stock. The issue was effective for all new contracts and contract modifications entered into after September 20, 2000. For contracts that exist on September 20, 2000, the issue should be applied on June 30, 2001, to those contracts that remain outstanding at that date. The Company has adopted EITF 00-19 and has applied it to warrants as appropriate.

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141, which requires all business combinations to be accounted for using the purchase method, is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 applies to goodwill and intangible assets acquired after June 30, 2001, as well as to goodwill and intangible assets previously acquired. Under this statement, goodwill and other certain intangible assets deemed to have an infinite life will no longer be amortized. Instead, these assets will be reviewed for impairment on a periodic basis, which may result in a non-cash charge to earnings. This statement was effective for the Company on July 1, 2001 with respect to any acquisitions completed after June 30, 2001, and on January 1, 2002 for all other goodwill and intangible assets. Management is currently evaluating the impact that this statement will have on the Company's financial statements.

     In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and APB No. 30, "Reporting the Results of
Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This statement provides guidance on recognizing and measuring impairment for long-lived assets excluding certain long-lived assets, such as goodwill, non-amortized intangible assets and deferred tax assets. This statement is effective for the Company in the first quarter of its fiscal year ending December 2002. Management is currently evaluating the impact that this statement will have on the Company's financial statements.

3.  ACQUISITIONS

     For acquisitions accounted for under the purchase method, the purchase price of each transaction has been allocated to the assets acquired and liabilities assumed based on the fair value of such assets and liabilities at the respective acquisition dates.

     On April 1, 1999, Student Advantage completed its acquisitions of The Travel Holding Group, LLC ("The Travel Holding Group"), and The Campus Agency, LLC ("The Campus Agency), in exchange for a promissory note in the amount of $330,000 that has been paid in full. The Campus Agency provides media planning and strategy consulting services to the U.S. student travel market. The Travel Holding Group is a reseller of Eurail passes. The acquisition was accounted for as a purchase business combination in accordance with APB Opinion No. 16, "Business Combinations", and the Company has consolidated the operations of The Travel Holding Group and The Campus Agency beginning on the date of acquisition. Goodwill and other intangible assets in the aggregate amount of $307,000 were recorded in connection with these acquisitions and are being amortized over three years. At December 31, 2001, due to the Company's restructuring in the fourth quarter, the Company evaluated the value of its intangible assets in accordance with FAS 121. As a result, the

                            STUDENT ADVANTAGE, INC.

Company wrote down $5,500 related to the remaining goodwill of The Campus Agency and The Travel Holding Group.

     On May 27, 1999, the Company acquired substantially all of the assets of Mentor Interactive Corp., a provider of internet-based research tools and related materials, in exchange for 18,056 shares of common stock and a warrant to purchase 24,000 shares of common stock at a purchase price of $11.08 per share with an aggregate estimated fair value of approximately $0.3 million. The acquisition was accounted for as a purchase business combination in accordance with APB Opinion No. 16, "Business Combinations", and the Company has consolidated the operations of Mentor Interactive Corp. beginning on the date of acquisition. Goodwill and other intangible assets in the aggregate of $0.3 million were recorded with the acquisition. Due to a change in estimated economic life, the remaining balance of approximately $0.2 million was fully amortized in 2000.

     On June 11, 1999, the Company acquired Transaction Service Providers, Inc. ("Transaction Service Providers"), a provider of debit card services to college students and local merchants. This acquisition has been accounted for using the pooling of interests method; because the historical results of operations and financial position of Transaction Service Providers were immaterial to the Company, prior period financial statements have not been restated. Accordingly, Transaction Service Providers' results of operations have been included in the Company's results as of April 1, 1999. In connection with the acquisition, the Company issued 195,000 shares of common stock to the stockholders of Transaction Service Providers.

     On June 18, 1999, the Company acquired all of the outstanding stock of University Netcasting, Inc. ("UNI") in exchange for 2,425,610 shares of Student Advantage common stock and the conversion of all UNI outstanding common stock options for options to purchase 66,634 shares of Student Advantage common stock. UNI is a leading operator of official athletic websites for colleges, universities and college sports associations. Through its FANSonly Network, UNI provides sports fans with comprehensive online information and analysis on college sports. This acquisition was accounted for using the pooling of interests method; accordingly, the historic consolidated financial statements of the Company prior to the acquisition have been restated to reflect the financial position, results of operations and cash flows of UNI. Effective June 18, 1999, UNI's fiscal year end changed from March 31 to December 31 to conform to the Company's year end. UNI's results of operations for the years ended March 31, 1997, 1998 and 1999 have been included in the Company's December 31, 1996, 1997 and 1998 results, respectively. UNI's results for year ended December 31, 1999 have been included in the Company's year ended December 31, 1999 results. Accordingly, UNI's operations for the three months ended March 31, 1999 have been included in the Company's results for both the years ended December 31, 1998 and 1999. Revenue and net loss for UNI for the three months ended March 31, 1999 were $0.7 and $1.6 million, respectively. This net loss has been reported as an adjustment to the consolidated accumulated deficit.

     On October 7, 1999, the Company acquired Voice FX Corporation ("Voice FX"), a leading provider of internet and interactive voice response services to college and university registrars. In connection with the acquisition, the Company paid approximately $1.1 million in cash, issued 430,082 shares of Student Advantage common stock, valued at approximately $5.0 million, and agreed to assume all outstanding options to purchase Voice FX common stock through issuing 59,687 options to purchase common stock valued at approximately $0.7 million. The Company also incurred approximately $0.2 million in professional and other fees associated with this acquisition. The acquisition was accounted for as a purchase business combination in accordance with APB Opinion No. 16, "Business Combinations", and the Company has consolidated the operations of Voice FX beginning on the date of acquisition. Goodwill and other intangible assets in the aggregate amount of $6.4 million have been recorded in connection with the acquisition and are being amortized on a straight-line basis over expected useful lives of between three and five years.

                            STUDENT ADVANTAGE, INC.

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
                                                               ======

     The following unaudited pro forma data summarizes the results of operations for the year ended December 31,1999 as if the acquisition of Voice FX had been completed on the first day of the period. The pro forma data gives effect to actual operating results prior to the acquisition and adjustments to reflect amortization of goodwill and other intangible assets. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred on January 1, 1999, or that may be obtained in the future.

                                                                  YEAR ENDED
                                                               DECEMBER 31, 1999
                                                               -----------------
                                                                (UNAUDITED, IN
                                                               THOUSANDS, EXCEPT
                                                                  PER SHARE)
Net revenue.................................................       $ 31,571
Net loss....................................................       $(22,097)
Net loss per common share:
  Basic and diluted.........................................       $  (0.81)

     On May 17, 2000, the Company acquired College411.com, Inc. ("College411"), a provider of web-based college and university student-focused content. In connection with the acquisition, the Company issued 193,837 shares of common stock, assumed all of College411's outstanding common stock options, which were converted into options to purchase a total of 36,162 shares of the Company's common stock, and forgave a loan of approximately $0.3 million. The acquisition was accounted for as a purchase business combination in accordance with APB Opinion No. 16, "Business Combinations", and the Company has consolidated the operations of College411 beginning on the date of acquisition. Goodwill and other intangible assets in the aggregate amount of $1.5 million have been recorded in connection with the acquisition and are being amortized on a straight-line basis over two years. At December 31, 2001, due to the company restructuring in the fourth quarter, the company evaluated the value of its intangible assets in accordance with FAS 121. As a result, the Company wrote down $0.3 million related to the remaining goodwill of College411.

     On May 18, 2000, the Company acquired ScholarAid.com, Inc. ("ScholarAid"), a provider of web-based scholarship and educational research tools. In connection with the acquisition, the Company issued 131,638 shares of common stock, assumed all of ScholarAid's outstanding common stock options, which were converted into options to purchase a total of 21,302 shares of the Company's common stock, and forgave a loan of approximately $0.5 million. The acquisition was accounted for as a purchase business combination in accordance with APB Opinion No. 16, "Business Combinations", and the Company has consolidated the operations of ScholarAid beginning on the date of acquisition. Goodwill and other intangible assets in the aggregate amount of $1.4 million have been recorded in connection with the acquisition and are being amortized on a straight-line basis over three years. On November 26, 2001 in relation to the sale of eStudentLoan, the remaining $0.7 million of goodwill was written off again the gain on the eStudentLoan transaction.

                            STUDENT ADVANTAGE, INC.

     On July 28, 2000, the Company acquired from CollegeClub.com, Inc. ("CollegeClub"), certain assets of its eStudentLoan, LLC ("eStudentLoan") subsidiary relating to its student loan search engine business, in exchange for approximately $0.9 million in cash. The acquisition was accounted for as a purchase business combination in accordance with APB Opinion No. 16, "Business Combinations", and the Company has consolidated the operations of eStudentLoan beginning on the date of acquisition. An intangible asset in the approximate amount of $1.1 million was recorded in connection with the acquisition and is being amortized on a straight-line basis over three years. On November 26, 2001, the Company completed the sale of its eStudentLoan business to a third-party. As consideration for the transaction the Company received net proceeds of $2.3 million in cash. The Company has recognized $0.9 million as a gain in their statement of operations related to this transaction during the year ended December 31, 2001. The recorded gain was net of $1.2 million of remaining goodwill related to the acquisitions of eStudentLoan and Scholaraid.

     On October 31, 2000, the Company acquired substantially all of the assets of CollegeClub, an integrated communications and media internet company for college students, and certain of its subsidiaries that had filed for protection under Chapter 11 of the federal Bankruptcy Code, in exchange for approximately $8.3 million in cash, 1,324,761 shares of common stock and the assumption of certain liabilities. The sale was approved by the federal Bankruptcy Court in Southern California. The acquisition was accounted for as a purchase business combination in accordance with APB Opinion No. 16, "Business Combinations", and the Company has consolidated the operations of College Club beginning on the date of acquisition. An intangible asset, related to a contract with a customer that was acquired through the acquisition, in the approximate amount of $4.6 million has been recorded in connection with this acquisition and is being amortized on a straight-line basis over thirty months.

     The acquired assets and assumed liabilities associated with the purchase of CollegeClub have been allocated as follows (in thousands):

Working capital, net........................................   $ 2,359
Long-term obligation under capital leases...................    (2,045)
Fixed assets................................................     8,769
Contracts...................................................     4,649
                                                               -------
  Total purchase price......................................   $13,732
                                                               =======

     The following unaudited pro forma data summarizes the results of operations for the years ended December 31, 1999 and 2000 as if the acquisition of CollegeClub had been completed on the first day of each respective period. The pro forma data gives effect to actual operating results prior to the acquisition and adjustments to reflect amortization of goodwill and other intangible assets. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred on January 1, 1999 and 2000, respectively, or that may be obtained in the future. The pro forma amounts below do not include amounts related to insignificant acquisitions that occurred during 1999 and 2000.

                                                                 1999          2000
                                                              -----------   -----------
                                                              (UNAUDITED, IN THOUSANDS,
                                                               EXCEPT PER SHARE DATA)
Net revenue.................................................   $ 30,557      $ 54,239
Net loss....................................................   $(46,378)     $(73,074)
Net loss per common share:
  Basic and diluted.........................................   $  (1.69)     $  (2.00)

     On May 10, 2001, the Company acquired certain assets of Edu.com, Inc., a privately held e-commerce company specializing in sales of consumer electronics, hardware and software to students. Prior to the acquisition, the Company was a stockholder of Edu.com and a party to a marketing and distribution

                            STUDENT ADVANTAGE, INC.

agreement with Edu.com. On November 12, 1999, the Company made an equity investment in Edu.com of approximately $4.3 million in exchange for approximately 922,000 shares of Series B preferred stock and entered into a marketing and distribution agreement with Edu.com providing for payments of $2.0 million to the Company over the term of the agreement. In January 2000, we invested an additional $1.0 million in exchange for approximately 217,000 shares of Series B preferred stock. At December 31, 2000, $1.0 million remained payable under the agreement. In satisfaction of this obligation, we accepted a secured promissory note, which was payable on December 31, 2001, from Edu.com. In connection with the Company's acquisition of certain assets of Edu.com in May 2001, we issued 90,000 shares of our common stock and a warrant to purchase 225,000 shares of common stock with an exercise price of $2.28 and a warrant to purchase 225,000 shares of common stock with an exercise price of $3.42, and assumed certain liabilities of Edu.com. In addition, we canceled the $1.0 million secured promissory note previously issued to us by Edu.com in exchange for the transfer of assets securing the note. This consideration, including the Company's previous investment in Edu.com was accounted for as a purchase business combination in accordance with APB Opinion No. 16, "Business Combinations". The resulting treatment of the additional investment is in accordance with Accounting Principles Bulletin: The Equity Method for Accounting for Investments in Common Stock ("APB 18"), which requires the application of step accounting in accordance with Accounting Research Bulletin 51: Consolidated Financial Statements Elimination of Intercompany Investment ("ARB 51"). Accordingly, the Company has retroactively restated our investment in Edu.com on the equity method of accounting and recorded our ownership percentage of Edu.com's net loss for the years ended December 31, 1999 and 2000. As a result of applying the equity method in Edu.com, a portion of the cost of the Company's investment has been allocated to the equity in the net assets of Edu.com, amounting to approximately $1.1, $0.2, and $0.5 million for the transactions occurring in 1999, 2000 and 2001 respectively. Goodwill and other intangible assets aggregated approx. $1.6 million in connection with the acquisition of Edu.com. During the fourth quarter of 2001, the Company evaluated the value of the acquisition under FAS 121, due to the announced restructuring of the Company. As a result, the Company determined that the remaining balance of goodwill was permanently impaired and accordingly recorded a loss on investment of $0.9 million. In addition to the loss, the Company had amortized $0.7 million of goodwill as of December 31, 2001.

     On June 25, 2001, the Company entered into an Agreement and Plan of Merger (the "Agreement"), by and among the Company, Orion Acquisition Corp., a wholly owned subsidiary of the Company ("Orion"), OCM Enterprises, Inc. ("OCM") and Devin A. Schain, Michael S. Schoen, Howard S. Dumhart, Jr., Paul D. Bogart and Steven L. Matejka (the "OCM Stockholders"). Pursuant to the Agreement, OCM was merged with and into Orion, which survived the merger and changed its name to OCM Direct, Inc. ("OCM Direct"). The aggregate consideration paid by the Company to the OCM Stockholders in connection with the acquisition of OCM was (i) $8.0 million in cash paid at the closing, (ii) 2,433,333 shares of the Company's common stock, issued at the closing, (iii) shares of common stock to be issued not later than June 25, 2002 with a value of $1.25 million at the time of issuance based on the average of the last reported sales prices per share of common stock over the ten trading days ending on the trading day that is three days prior to the date of issuance, provided that the number of shares will not be less than 208,333 or greater than 1,250,000, and (iv) in the event that OCM Direct attains certain revenue performance goals described in the Agreement after the closing, up to $1.5 million payable at the Company's option in either shares of common stock or a combination of shares of common stock and cash, with the shares of common stock valued at the time of issuance based on the average of the last reported sales prices per share over the ten trading days ending on the trading day that is three days prior to the date of issuance or $1.00, whichever is greater, subject to adjustment under certain circumstances described in the Agreement. Under certain circumstances, the Company agreed to register with the Securities and Exchange Commission the shares of common stock issued in connection with the acquisition of OCM Direct for resale by the OCM Stockholders. The acquisition was accounted for as a purchase business combination in accordance with APB Opinion No. 16, "Business Combinations", and

                            STUDENT ADVANTAGE, INC.

the Company has consolidated the operations of OCM Direct beginning on the date of acquisition. Goodwill and other intangible assets aggregated $18.5 million in connection with the acquisition of OCM Direct.

     The acquired assets and assumed liabilities associated with the purchase of OCM Direct have been allocated as follows (in thousands):

Working capital, net........................................   $ 4,921
Long-term obligation under capital leases...................      (552)
Fixed assets................................................     1,633
Contracts...................................................     1,400
Technology..................................................       300
Goodwill....................................................    16,818
                                                               -------
  Total purchase price......................................   $24,520
                                                               =======

     The following unaudited pro forma data summarizes the results of operations for the years ended December 31, 2001 as if the acquisition of OCM Direct had been completed on the first day of the period. The pro forma data gives effect to actual operating results prior to the acquisition and adjustments to reflect amortization of goodwill and other intangible assets. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred on January 1, 2001, or that may be obtained in the future. The pro forma amounts below do not include amounts related to insignificant acquisitions that occurred during 2001.

                                                                     2001
                                                               -----------------
                                                                (UNAUDITED, IN
                                                               THOUSANDS, EXCEPT
                                                                PER SHARE DATA)
Net revenue.................................................       $ 71,387
Net loss....................................................       $(40,164)
Net loss per common share:
  Basic and diluted.........................................       $  (0.88)

     On October 1, 2001, the Company and our wholly-owned subsidiary, OCM Direct, Inc., acquired substantially all of the assets of CarePackages.com, LLC, a privately held e-commerce company specializing the sale of direct mail gift packages or care packages to college students. The acquisition was accounted for as a purchase business combination in accordance with APB Opinion No. 16, "Business Combinations", and the Company has consolidated the operations of OCM Direct beginning on the date of acquisition. In connection with the acquisition, the Company issued 100,000 shares of the Company's common stock, and paid $30,000 in cash to creditors of CarePackages.com, LLC. Goodwill and other intangible assets aggregated $0.1 million in connection with the acquisition.

4.  DISPOSITIONS

     On May 31, 2001, the Company completed the sale of its Rail Connection business to Wandrian, Inc. ("Wandrian"), for aggregate consideration of $0.6 million, in the form of a secured promissory note for $0.2 million payable over the next three years and a second promissory note for $0.4 million convertible into Wandrian's Series B Preferred Stock and maturing on May 31, 2006. As a result of this transaction, the Company recorded a gain of $0.3 million, which was net of remaining goodwill of approximately $68,000, in its results for the period ended December 31, 2001.

     On November 7, 2001, the Company transferred substantially all of the assets and liabilities relating to our Voice FX business to a newly formed, wholly owned limited liability company, Voice FX, LLC ("Voice

                            STUDENT ADVANTAGE, INC.

FX"). As of the same date, two former managers and owners ("the Buyers") of our Voice FX business, who sold the business to Student Advantage in 1999, entered into a call option agreement ("the Option") with the Company to purchase all of the Company's interest in Voice FX. As consideration for the entering into the Option the Company received $0.9 million, of which $0.6 million was paid in cash and $0.3 million was in the form of a Promissory Note (the "First Note"), bearing interest of 12.9%, with a maturity of December 31, 2002. The Option was exercised on November 7, 2001 and on December 31, 2001, we sold our interest in Voice FX to the Buyer, for consideration consisting of a Promissory Note for $3.0 million (the "Second Note"), a Promissory Note for $0.9 million (the "Third Note"), and $1.1 million related to the net working capital of the Voice FX business, of which $0.2 million was received January 3, 2002 and $0.9 million was received on March 28, 2002. The Second Note, bearing interest of 14.5%, requires payments of interest to begin on March 31, 2003, with the principal and remaining interest coming due on December 31, 2006. The Third Note, which is non-interest bearing, requires payments of principal beginning June 30, 2003, with the final payment coming due on December 31, 2007. The Company recorded the Second and Third note at their net present value of the payments using a discount rate of 8%. As a result of the transaction, Student Advantage recorded a total gain of $1.0 million, which was net of $0.3 million in transaction expenses. Of the gain, $0.5 million was deferred until such time as the outstanding notes are collected. On December 28, 2001, the Company and the Buyer entered into two marketing agreements, whereby the Company will provide marketing and promotional services to the Buyer for a cumulative fee of $2.7 million. The services will be provided from January 1, 2002 through March 31, 2006.

     On November 26, 2001, the Company completed the sale of its eStudentLoan business to a third-party. As consideration for the transaction the Company received net proceeds of $2,300,000 in cash. The Company has recognized $0.9 million as a gain in their statement of operations related to this transaction during the year ended December 31, 2001. The recorded gain was net of $1.2 million of remaining goodwill related to the acquisitions of eStudentLoan and Scholaraid.

5. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following (in thousands):

                                                                 DECEMBER 31
                                                              -----------------
                                                               2000      2001
                                                              -------   -------
Furniture and fixtures......................................  $   396   $   859
Computer equipment and software.............................   17,366    10,787
Equipment...................................................      465    10,941
Leasehold improvements......................................      853     1,101
                                                              -------   -------
                                                               19,080    23,688
Less: Accumulated depreciation and amortization.............    5,737    11,655
                                                              -------   -------
                                                              $13,343   $12,033
                                                              =======   =======

Depreciation and amortization expense with respect to property and equipment and capital leases for the years ended December 31, 1999, 2000 and 2001 was $0.9, $2.9 and $6.7 million, respectively.

6.  BORROWINGS

     On June 25, 2001, the Company entered into a loan agreement (the "Loan Agreement") by and among the Company, the subsidiaries of the Company and Reservoir Capital Partners, L.P., Reservoir Capital Associates, L.P. and Reservoir Capital Master Fund, L.P. (collectively the "Lenders") providing for the establishment of a credit facility in the aggregate principal amount of up to $15.0 million, consisting of a $10.0 million term loan and a $5.0 million revolving loan. The Company borrowed $10.0 million in the form of

                            STUDENT ADVANTAGE, INC.

a term loan (the "Term Loan") and $5.0 million in the form of a revolving loan (the "Revolving Loan"), and used substantially all of these proceeds to pay the cash portion of the purchase price for the acquisition and existing debt of OCM Direct, Inc. The remainder of the proceeds from the credit facility were used for working capital and general corporate purposes of the Company. The credit facility matures in June 2004 provided the Lenders may terminate all commitments under the credit facility as early as September 2002 and require payment of all outstanding amounts under the credit facility by January 1, 2003. If the Lenders do not give us notice of termination of the credit facility by June 25, 2002, the Lenders have the right to terminate the facility in September 2003 and require payment by October 2003. In addition, the credit facility requires mandatory prepayments of $1.25 million before August 1, 2002 and again on September 1, 2002 to paydown the principal due under the credit facility, and in connection with certain asset sales and equity issuances by the Company or its subsidiaries. The credit facility is secured by a lien against substantially all of the assets of the Company, and is guaranteed by all of the Company's subsidiaries (excluding OCM Direct and its subsidiaries), which guarantees are also secured, excluding OCM Direct and its subsidiaries. Interest accrues under the credit facility at 12% per annum, and interest on the term loan portion is not currently payable in cash unless, under certain circumstances, the Lenders elect to have the Company pay such interest, in which case, the Company may choose to pay the accrued interest in cash or in common stock (provided that the option to pay such amount in common stock will only be available if, after issuance of such shares of common stock, the shares would be the subject of an effective registration statement or could be immediately resold by the Lenders). If the common stock option is selected, the number of shares of common stock deliverable will be determined by dividing the amount of interest being paid by 80% of the volume weighted average price as of the applicable term loan interest payment date. The Company will assess the impact of beneficial conversion features if the common stock option is selected. The Company is also required to pay annual facility and commitment fees equal to 2.5% of the amounts borrowed. The credit facility also requires that the Company and its subsidiaries comply with certain affirmative, negative and financial covenants, which are more specifically described in the Loan Agreement.

     On November 6, 2001, we modified certain provisions and covenants of our Loan Agreement with the Lenders and increased the aggregate amount of the term loan deemed outstanding under our credit facility by $0.2 million, paid $0.1 million in cash and issued immediately exercisable warrants to purchase an aggregate of 100,000 shares of common stock with an exercise price of $.01 per share. The fair value of the warrants has been recorded as a deferred financing cost included in other assets on its balance sheet for the period ended December 31, 2001, and will be recognized as interest expense over the term of the debt. In accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", we will mark the value of these warrants to market at each reporting period.

     On March 29, 2002, the Company amended its Loan Agreement with the Lenders to provide that in the event the Lenders provide notice to the Company on or before the June 25, 2002 anniversary date of the loan closing that it is terminating all commitments under the credit facility in September 2002, the Company will have until January 1, 2003 to repay the loans before an event of default occurs. This amendment does not serve to eliminate or modify any other default provisions. The Company also agreed to pay the Lenders $1.25 million before August 1, 2002 and $1.25 million before September 1, 2002, to reduce the Company's principal due under the credit facility. Additionally, the amendment fixed the number of shares subject to the Term Warrants issued to the Lenders which become exercisable on June 25, 2002, as specified in the Warrant Agreement, at the full number of shares for which the Term Warrants were issued if any amount of the Term Loan is outstanding on that date, rather than a pro rata portion based on the Term Loan balance.

     As of December 31, 2000 and 2001 the Company had total borrowings outstanding of $0 and $15.2 million, respectively.

                            STUDENT ADVANTAGE, INC.

7.  PREFERRED STOCK

  UNDESIGNATED PREFERRED STOCK

     On April 5, 1999, the Company's Board of Directors approved, which the stockholders approved in May 1999, 5,000,000 shares of undesignated preferred stock. Issuances of the undesignated preferred stock may be made at the discretion of the Board of Directors (without stockholder approval), in one or more series and with such designations, rights and preferences as determined by the Board. As a result, the undesignated preferred stock may have dividend, liquidation, conversion, redemption, voting or other rights, which may be more expansive than the rights of holders of common stock. At December 31, 2000 and 2001 there were no shares of undesignated preferred stock issued or outstanding.

8.  STOCKHOLDERS' EQUITY

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

  PRIVATE PLACEMENT

     On October 27, 2000, the Company issued 800,000 shares of common stock to At Home Corporation ("Excite@Home"), a provider of broadband services, and 1,200,000 shares of common stock to John Hancock Small Cap Value Fund, for an aggregate purchase price of $10.0 million. The Company also issued to these investors warrants to purchase a total of 1,000,000 shares of common stock, half of which were issued with an exercise price of $5 per share and half of which were issued with an exercise price of $6 per share. In connection with the transaction, the Company entered into an alliance agreement with Excite@Home to jointly market Excite@Home's broadband service and Student Advantage Network content to student and university customers.

     On May 1, 2001, the Company issued five million shares of common stock to five investors, for an aggregate purchase price of $10.0 million. We also issued to these investors warrants to purchase an additional 2.3 million shares of common stock, including warrants to purchase 1.5 million shares of common stock with an exercise price of $3.00 per share and warrants to purchase 800,000 shares of common stock with an exercise price of $1.26 per share. The warrants to purchase 800,000 shares with an exercise price of $1.26 per share are subject to certain exercise price adjustments on certain dates based upon volume-weighted average sales prices. An adjustment described in the preceding sentence to the exercise price of the warrants shall not result in an adjustment to the number of shares of common stock issuable upon exercise of the warrants.

     See warrant footnote below for discussion of how warrants were valued and recorded.

  WARRANTS

     In July 1999, the Company entered into a marketing agreement with Lycos, Inc. In connection with the transaction, Lycos was granted a warrant (the "Lycos warrant") to purchase 550,000 shares of common stock at a purchase price of $10.88 per share. The Lycos warrant terminates on July 21, 2002 and was exercisable on or after July 21, 2000. The Company valued the Lycos warrant, using the Black-Scholes method, at $2.2 million, which is included in other assets and is being recognized as a sales and marketing expense. During 2000 and 2001, $0.9 and $0.9 million of the warrants value was recognized as sales and marketing expense, respectively. As of December 31, 2001 the company had completely amortized the asset.

                            STUDENT ADVANTAGE, INC.

     In May 1999, the Company issued a warrant for the purchase of 24,000 shares of common stock at a purchase price of $11.08 per share in connection with its acquisition of Mentor Interactive Corp. This warrant was exercisable upon issue and expired unexercised on May 27, 2000.

     In October 2000, the Company issued a warrant for the purchase of 200,000 shares of common stock with an exercise price of $5.00 and an additional warrant for the purchase of 200,000 shares of common stock with an exercise price of $6.00 in connection with the private placement. These warrants were exercisable upon issuance and expire on October 26, 2002 and October 26, 2003, respectively. The Company valued the warrants, using the Black-Scholes method, at $0.8 million.

     In October 2000, the Company issued a warrant for the purchase of 300,000 shares of common stock with an exercise price of $5.00 and an additional warrant for the purchase of 300,000 shares of common stock with an exercise price of $6.00 in connection with the private placement. These warrants were exercisable upon issuance and expire on October 26, 2002 and October 26, 2003, respectively. The Company valued the warrants, using the Black-Scholes method, at $1.3 million.

     In May 2001, in connection with the Company's private placement, the Company issued warrants to purchase 1,925,000 shares of common stock. Of the warrants issued, 800,000 and 1,125,000 have exercise prices of $1.26 and $3.00, respectively. These warrants were exercisable upon issuance and expire on May 1, 2005. The warrants priced at $1.26 have an adjustment feature for changes in the market price of the underlying stock semi-annually through May 1, 2003. The Company valued the warrants, using the Black-Scholes method, at $3.8 million, and recorded the amount as a cost of the private placement.

     In May 2001, the Company issued a warrant for the purchase of 225,000 shares of common stock with an exercise price of $2.28 and an additional 225,000 warrants with an exercise price of $3.42 in connection with the purchase of certain Edu.com assets. These warrants were exercisable upon issuance and expire May 9, 2006. The Company valued the warrants, using the Black-Scholes method, at $0.9 million.

     In June 2001, in connection with the transaction contemplated by the Loan Agreement with Reservoir Capital Partners, L.P., Reservoir Capital Associates, L.P. and Reservoir Capital Master Fund, L.P. (collectively the "lenders") the Company entered into a Warrant Agreement (the "Warrant Agreement"), dated June 25, 2001, by and among the Company and the Lenders, under which the Company issued to the Lenders warrants to purchase a number of shares of common stock based on the outstanding balance of the Term Loan and Revolving Loan. In accordance with the Warrant Agreement, the Company issued to the Lenders (i) warrants to purchase an aggregate of 500,000 shares of common stock, which are exercisable immediately, (ii) warrants to purchase an aggregate of 500,000 shares of common stock, which were amended in March 2002 to become exercisable if any of the Term Loan is outstanding on June 25, 2002, and (iii) warrants to purchase an aggregate of 500,000 shares of common stock, which become exercisable if the entire balance of the Term Loan is outstanding on June 25, 2003 (or a pro rata portion of the 500,000 shares if only a portion of the Term Loan is then outstanding) (collectively, the "Term Warrants"). The number of shares subject to the Term Warrants is subject to adjustment under certain circumstances in accordance with the terms of the Term Warrants. The Company also issued to the Lenders warrants (the "Revolving Warrants") to purchase a number of shares of common stock based on the outstanding balance of the Revolving Loan. The number of shares subject to the Revolving Warrants is initially zero and increases by an aggregate of 20,833 shares for each full month that the entire Revolving Loan is outstanding (or a pro rata portion of the 20,833 shares for each shorter time period or lesser outstanding balance). The Company also agreed to issue one or more default warrants (the "Default Warrants" and, collectively with the Term Warrants and the Revolving Warrants, the "Warrants") to purchase shares of common stock in the event that the Company receives a notice of an event of default under the Loan Agreement. The number of shares subject to the Default Warrants shall initially equal the outstanding balance of the Term Loan and Revolving Loan including capitalized interest and accrued interest at such time divided by $1,000, and shall increase by one-thirtieth of such amount (or pro rata portion of such amount if the balance is reduced after the issuance of

                            STUDENT ADVANTAGE, INC.

the Default Warrant) for each day that the event of default continues. The exercise price applicable to all of the Warrants is $.01 per share. The number of shares issuable upon exercise of the Warrants is subject to adjustment in accordance with the terms of the Warrant Agreement in the event that the Company issues certain additional securities at a price per share equal to less than ninety percent of the average trading price of the common stock over the 20 trading days preceding the date of issuance. The Warrant Agreement also requires that the Company register with the Securities and Exchange Commission the shares of common stock issuable upon exercise of the Warrants or issued in respect of accrued interest for resale by the Lenders within ninety days after the closing and use commercially reasonable efforts to cause the registration statement to be declared effective as soon as practicable. Under the terms of the Warrant Agreement, following payment or acceleration of the Term Loan, reduction or termination of the revolving loan commitment or issuance of the Default Warrants, the holders of the Warrants shall have the right to require the Company to purchase all or a portion of the Term Warrants, Revolving Warrants and Default Warrants, as the case may be, at a price per share of $2.50 plus, from and after June 25, 2002, interest at a rate equal to 27% per annum through the date of payment. As of December 31, 2001, the Company valued the warrants issued under the Warrant Agreement at the full put-right value of $1.3 million which is higher than the fair value of the warrants. This amount has been recorded as a deferred financing cost included in other assets in the accompanying balance sheet and is being recognized as interest expense over the term of the debt. In accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the Company will continue to mark the value of these warrants to market at each reporting period and record the warrants at the higher of the put right value or the fair value.

     In September 2001, the Company issued a warrant for the purchase of 17,500 shares of common stock with an exercise price of $1.50 in connection with certain services provided. The Company valued the warrant, using the Black-Scholes method, at $15,000, which was recorded as a sales and marketing expense.

     On November 6, 2001, we modified certain provisions and covenants of our loan agreement with Reservoir Capital Partners, Reservoir Capital Associates and Reservoir Capital Master Fund (collectively, the "Lenders") and increased the aggregate amount of the term loan deemed outstanding under our credit facility by $0.2 million, paid $0.1 million in cash and issued immediately exercisable warrants to purchase an aggregate of 100,000 shares of common stock with an exercise price of $.01 per share. The amount was recorded as a deferred financing cost included in other assets on its balance sheet for the period ended December 31, 2001, and will be recognized as interest expense over the term of the debt. In accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", we will mark the value of these warrants to market at the end of each reporting period.

     On November 26, 2001, we sold all of the outstanding shares of stock of our subsidiary eStudentLoan, Inc. In connection with the sale of eStudentLoan, we entered into an agreement with Reservoir Capital Partners, L.P. which provides that none of the proceeds of such sale would need to be used to mandatorily prepay our credit facility. We also agreed that (i) on the 26th day of each month, the amount of the term loans deemed outstanding under the credit facility shall be increased by $500 for each day during the preceding month when the amount of the outstanding term loans under the credit facility exceeded $7.5 million, and (ii) the lenders would receive additional warrants to purchase shares of our common stock, at a purchase price of $0.01 per share, which would be exercisable on the 26th day of each month for an aggregate of 500 shares (subject to adjustment) for each day during the preceding month when the amount of the outstanding term loans under the credit facility exceeded $7.5 million. As of December 31, 2001, the shares available for exercise were 15,000. The fair value of the warrants has been recorded as a deferred financing cost and included in other assets on our balance sheet and will be recognized as interest expense over the term of the debt.

                            STUDENT ADVANTAGE, INC.

     As of December 31, 2001, the Company has reserved 5,129,667 shares of its common stock for the exercise of these warrants.

9.  STOCK AWARD PLANS

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

  1998 STOCK INCENTIVE PLAN

     Under the 1998 Incentive Stock Plan, the Board of Directors may award options and restricted stock or other stock-based awards. Incentive stock options may not be granted at less than the fair market value of the Company's common stock at the date of grant, for a term not to exceed ten years and generally vesting over a four-year period. The exercise price under each non-qualified stock option shall be specified by the Board of Directors. Awards made under the 1998 Stock Plan may be made at the discretion of the Board of Directors with terms to be defined therein.

     On April 5, 1999, the Board approved an amendment to the 1998 Stock Plan, which the stockholders approved in May 1999, providing for the issuance of up to an aggregate 7,500,000 shares of the Company's common stock to eligible employees, officers, the Board of Directors with terms to be defined therein.

     On May 19, 2000, the Board approved an amendment to the 1998 Stock Plan, which the stockholders approved in May 2000, providing for an increase in the number of shares of common stock issuable under the plan from 7,500,000 to 9,500,000 shares.

     On March 5, 2001, the Board approved an amendment to the 1998 Stock Plan, which the stockholders approved in May 2001, providing for an increase in the number of shares of common stock issuable under the plan from 9,500,000 shares to 12,000,000 shares.

     During 1998, the Company granted stock options to purchase 2,313,000 shares of its common stock with an exercise price of $0.33 per share. During 1999, the Company granted stock options to purchase 47,550 shares of its common stock with an exercise price of $1.87 per share. During 1998 and 1999, the Company recorded deferred compensation of $4.2 and $0.2 million, respectively, representing the differences between the estimated fair market value of the common stock on the date of grant and the exercise price. During 1999, 2000 and 2001 the Company recorded compensation expense relating to these options totaling $1.1, $0.8 and $0.5 million, respectively. Compensation relating to options which vested immediately upon grant was expensed in full at the date of grant, while compensation related to options which vest over time was recorded as a component of stockholders' equity (deficit) and is being amortized over the vesting periods of the related options. In 1999, 2000 and 2001, as a result of employee terminations, deferred compensation related to

                            STUDENT ADVANTAGE, INC.

certain of these options was reduced by approximately $0.3, $0.7 and $0.2 million, respectively. Had compensation cost for the Company's option grants been determined based on the fair value at the date of grant consistent with the method prescribed by SFAS No. 123, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below:

                                                               YEAR ENDED DECEMBER 31,
                                                       ---------------------------------------
                                                          1999          2000          2001
                                                       -----------   -----------   -----------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net loss:
  As reported........................................   $(19,871)     $(28,722)     $(35,788)
  Pro forma..........................................    (22,082)      (33,739)      (42,004)
Basic and diluted net loss per share:
  As reported........................................      (0.72)        (0.79)        (0.80)
  Pro forma..........................................      (0.81)        (0.92)        (0.92)

     Because additional option grants are expected to be made subsequent to December 31, 2001 and because most options vest over several years, the pro forma effects of applying the fair value method may be material to the results of operations in future years. The weighted average grant date fair values of options granted during 1999, 2000 and 2001 were $6.43, $1.96 and $2.08, respectively.

     Under SFAS No. 123, the fair value of each employee option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants made during the years ended December 31, 1999, 2000 and 2001: no dividend yield; risk free interest rates of 5.25%, 5.35% and 5.10%, respectively; 97%, 100% and 88% volatility in 1999, 2000 and 2001, respectively, and an expected option term of 6 years for each of the three years.

     Stock option activity under the Company's option plans since January 1, 1998 is as follows:

                                                                      OUTSTANDING OPTIONS
                                             ---------------------------------------------------------------------
                                                     1999                    2000                    2001
                                             ---------------------   ---------------------   ---------------------
                                              WEIGHTED    AVERAGE     WEIGHTED    AVERAGE     WEIGHTED    AVERAGE
                                             NUMBER OF    EXERCISE   NUMBER OF    EXERCISE   NUMBER OF    EXERCISE
                                               SHARES      PRICE       SHARES      PRICE       SHARES      PRICE
                                             ----------   --------   ----------   --------   ----------   --------
Outstanding -- beginning of year...........   2,375,073    $ 0.41     3,883,445    $7.07      6,490,830    $5.75
  Granted, at fair value...................   2,842,299     10.05     4,974,703     4.75      1,440,160     2.14
  Granted, at below fair value.............      47,550      1.87            --       --        294,350     1.88
  Granted, at above fair value.............          --        --            --       --        636,193     2.06
  Exercised................................  (1,053,005)     0.44      (457,281)    0.44       (118,606)    0.33
  Canceled.................................    (328,472)     4.99    (1,910,037)    7.27     (2,333,780)    5.51
                                             ----------    ------    ----------    -----     ----------    -----
Outstanding at December 31,................   3,883,445    $ 7.09     6,490,830    $5.75      6,409,147    $4.58
                                             ==========    ======    ==========    =====     ==========    =====
Exercisable at December 31,................     495,443    $ 4.11       678,294    $7.48      2,562,486    $5.18
                                             ==========    ======    ==========    =====     ==========    =====

     As of December 31, 2001, 4,144,244 shares were available for grant under the 1998 Stock Plan.

                            STUDENT ADVANTAGE, INC.

     The following table summarizes information about stock options outstanding at December 31, 2001:

                                         OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                        -----------------------------------------------------   -------------------------------------
                                               WEIGHTED          WEIGHTED           NUMBER OF
                             NUMBER            AVERAGE           AVERAGE        SHARES EXERCISABLE
                        OUTSTANDING AS OF   REMAINING LIFE       EXERCISE             AS OF          WEIGHTED AVERAGE
                        DECEMBER 31, 2001      (YEARS)            PRICE         DECEMBER 31, 2001     EXERCISE PRICE
                        -----------------   --------------   ----------------   ------------------   ----------------
$0.33 - $ 1.61.......         360,913            7.72             $ 0.67              131,980             $ 0.42
$1.70 - $ 1.73.......         754,150            9.61             $ 1.73                   --             $   --
$1.75 - $ 2.10.......         690,214            9.48             $ 2.03              179,997             $ 2.01
$2.13 - $ 3.06.......         944,827            8.76             $ 2.85              638,227             $ 2.93
$3.12 - $ 3.56.......         207,679            8.72             $ 3.49               47,805             $ 3.51
$3.75 - $ 3.75.......         888,544            2.50             $ 3.75              427,222             $ 3.75
$3.81 - $ 5.00.......         336,251            8.48             $ 4.61              133,504             $ 4.69
$5.25 - $ 5.63.......         716,085            2.67             $ 5.62              308,867             $ 5.61
$5.70 - $ 8.01.......         789,456            8.11             $ 7.50              305,256             $ 7.56
$8.25 - $22.25.......         721,028            7.37             $11.35              389,628             $11.43
                            ---------                                               ---------
                            6,409,147                                               2,562,486
                            =========                                               =========

  1999 EMPLOYEE STOCK PURCHASE PLAN

     On April 5, 1999, the Board of Directors authorized, which the stockholders approved in May 1999, the 1999 Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan provides for the issuance of up to 450,000 shares of the Company's common stock to eligible employees. Under the Purchase Plan, the Company is authorized to make one or more offerings during which employees may purchase shares of common stock through payroll deductions made over the term of the offering. The per-share purchase price at the end of each offering is equal to 85% of the closing price of the common stock at the beginning or end of the offering period (as defined by the Purchase Plan), whichever is lower. During 2000, 63,964 shares of the Company's common stock were purchased under the Purchase Plan at $2.60 per share and 81,674 shares of the Company's common stock were purchased under the Purchase Plan at $3.03 per share. During 2001, 87,919 shares of the Company's common stock were purchased under the Purchase Plan at $2.13 per share and 80,527 shares of the Company's common stock were purchased under the Purchase Plan at $1.02 per share.

10.  INCOME TAXES

     The Company accounts for income taxes in accordance with the provisions of SFAS 109, "Accounting for Income Taxes". Under SFAS 109, a deferred tax asset or liability is recorded for all temporary differences between book and tax reporting of assets and liabilities. A deferred tax valuation allowance is required if it is more likely than not that all or a portion of any deferred tax assets will not be realized. At December 31, 2001, the Company has available net operating losses (NOL's) of approximately $93.6 million that are available to offset future taxable income through 2020. If substantial changes in the Company's ownership should occur, as defined by Section 382 of the Internal Revenue Code, there could be annual limitations on the amount of carryforwards, which can be realized in future periods. Due to the uncertainty surrounding the Company's ability to realize these NOL's and the Company's other deferred tax assets, a full valuation allowance has been placed against the otherwise recognizable tax asset.

                            STUDENT ADVANTAGE, INC.

     The approximate income tax effect of each type of temporary difference and carryforwards is as follows:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000       2001
                                                              --------   ---------
Deferred tax assets:
  Deferred revenue..........................................  $  1,060   $   3,211
  Net operating loss carryforwards..........................    20,936      93,567
  Non current assets........................................       497       5,521
  Accruals..................................................     2,666       3,703
  Other.....................................................       148          24
                                                              --------   ---------
          Total deferred tax assets.........................    25,307     106,026
Deferred tax asset valuation allowance......................   (25,307)  $(106,026)
                                                              --------   ---------
                                                              $     --   $      --
                                                              ========   =========

     The Company's net operating loss carryforwards increased from 2000 to 2001 due to the Company's net loss for 2001 and accrual to tax return adjustments.

     A reconciliation of the federal statutory rate to the effective rate as of December 31, 2001 is as follows:

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                                   2001
                                                               ------------
Federal statutory rate......................................      (34.0)%
State taxes, net of federal benefit.........................       (4.7)%
Nondeductible amortization..................................        3.3%
Dispositions................................................       (3.9)%
Increase in valuation allowance.............................       40.1%
Other.......................................................       (0.2)%
                                                                  -----
          Effective rate....................................        0.6%
                                                                  =====

11.  EMPLOYEE SAVINGS PLAN

     During 1998, the Company adopted an employee retirement savings plan under
Section 401(k) of the Internal Revenue Code, which covers substantially all employees. Under the terms of the 401(k) Plan, employees may contribute a percentage of their salary, up to a maximum of 20%. The Company contributed $0.1, $0.2 and $0.2 million to the 401(k) Plan on behalf of its employees during 1999, 2000 and 2001, respectively.

12.  RELATED PARTY TRANSACTION

     Effective May 15, 2000, the Company entered into an Affiliate and E-Commerce Agreement with Princeton Review Publishing, LLC, and The Princeton Review Management, LLC ("TPR"). Princeton Review Publishing, LLC is a stockholder of the Company and one of its officers and equity holders is a member of the Company's Board of Directors. Under the agreement, TPR pays the Company a fee to participate in the Student Advantage network by placing the Student Advantage logo and content on The Princeton Review's review.com website. In addition, TPR will provide discounts as part of the Student Advantage Membership Program and market the discount to high school, college and university students. Additionally, under the agreement the Company pays TPR a fee in exchange for exclusive advertising sales responsibilities for the review.com website. The agreement expires on June 15, 2002. The Company recorded

                            STUDENT ADVANTAGE, INC.

revenue of $0.8 million and expense of $0.7 million related to this agreement during the year ended December 31, 2001.

     In 2001, Raymond V. Sozzi, Jr., our Chairman and CEO, advanced on aggregate of $277,000 to the Company, all of which was repaid in 2001 without interest.

13.  COMMITMENTS AND CONTINGENCIES

  LEASE COMMITMENTS

     The Company leases its operating facility and certain office equipment under noncancelable operating lease agreements. Rent expense under these leases for the years ended December 31, 1999, 2000 and 2001 totaled approximately $1.5, $1.9 and $2.1 million, respectively.

     As a result of the Company's acquisitions of or purchases of certain assets from ScholarAid and CollegeClub during 2000 and OCM Direct, CarePackages.com and Edu.com in 2001, the Company assumed certain capital leases of computer equipment. Initial lease terms range from 3 to 5 years.

     Future minimum lease payments under noncancelable operating and capital leases at December 31, 2001 are as follows (in thousands):

YEAR ENDING DECEMBER 31,                                   CAPITAL LEASES   OPERATING LEASES
------------------------                                   --------------   ----------------
2001.....................................................      $1,488           $ 3,580
2002.....................................................         739             2,711
2003.....................................................          32             2,341
2004.....................................................          21             1,979
2005.....................................................           8               960
Thereafter...............................................           1               190
                                                               ------           -------
Total minimum lease payments.............................      $2,289           $11,761
                                                               ======           =======
Less: Imputed interest (at rates from 2.03% to 42.83%)...        (157)
                                                               ======
Present value of net minimum lease payments..............       2,132
                                                               ======
Less: Current portion....................................      (1,368)
                                                               ======
Long-term portion of obligations.........................      $  764
                                                               ======

  LEGAL PROCEEDINGS

     The Company is from time to time subject to legal proceedings and claims that arise in the normal course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on the Company's financial position or results of operations.

14.  RESTRUCTURING CHARGE

     In the quarter ended December 31, 2001, the Company recorded a $4.9 million charge in connection with a restructuring of the Company's operations. Included in the $4.9 million charge is $1.3 million related to a reduction in staff of approximately 15% of the Company's total employees and $3.6 million in charges related to operating leases for office space no longer utilized in our current operations.

     As of December 31, 2001, $3.3 million in restructuring charges related to the facility lease costs are accrued and unpaid.

                            STUDENT ADVANTAGE, INC.

     A rollforward of the restructuring accrual is as follows:

                                                                  DEDUCTIONS FOR CASH
                             BALANCE AT        CHARGED TO COSTS    PAYMENTS AND NON-     BALANCE AT
                         BEGINNING OF PERIOD     AND EXPENSES         CASH ITEMS        END OF PERIOD
                         -------------------   ----------------   -------------------   -------------
Accrual for
  Restructuring
  Charge...............          $--                $4,894              $(1,622)           $3,272

15.  QUARTERLY FINANCIAL DATA

     The following table sets forth unaudited quarterly statement of operations data for each of the four quarters in the years ended December 31, 2000 and 2001. In the opinion of management, the unaudited financial statements have been prepared on a basis consistent with the audited financial statements and include all adjustments, which are only normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations for the unaudited periods. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

     The increase in revenue in the third quarter of 2001 is due to the seasonality of the OCM Direct business which was acquired during 2001.

                            STUDENT ADVANTAGE, INC.

     All revenue for the Company has been generated in the United States, therefore no geographic disclosure is required.

                                                                           QUARTER ENDED
                                  -----------------------------------------------------------------------------------------------
                                  MARCH 31,     JUNE 30,    SEPT. 30,     DEC. 31,    MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                     2000         2000         2000         2000        2001        2001       2001        2001
                                  ----------   ----------   ----------   ----------   ---------   --------   ---------   --------
                                  (RESTATED)   (RESTATED)   (RESTATED)   (RESTATED)
                                                                     (UNAUDITED, IN THOUSANDS)
Revenue
  Student services..............   $ 6,963      $ 7,391      $ 7,070      $ 6,675      $ 9,038    $10,416     $20,104    $ 12,023
  Corporate and university
    solutions...................     4,179        4,172        5,573        5,991        4,170      3,145       2,835       3,633
                                   -------      -------      -------      -------      -------    -------     -------    --------
    Total revenue...............    11,142       11,563       12,643       12,666       13,208     13,561      22,939      15,656
                                   -------      -------      -------      -------      -------    -------     -------    --------
Costs and expenses
  Cost of student services
    revenue.....................     2,883        2,724        2,128        2,528        1,810      2,831       7,185       4,576
  Cost of corporate and
    university solutions
    revenue.....................     2,229        2,177        3,225        2,298        2,437      1,571       1,330       1,732
  Product development...........     3,823        4,011        4,625        5,918        5,821      4,757       3,796       2,825
  Sales and marketing...........     4,786        4,524        4,324        4,246        6,049      6,480       9,540       5,532
  General and administrative....     2,341        2,646        2,438        3,771        2,830      2,908       2,892       2,622
  Depreciation and
    amortization................     1,007        1,436        1,504        2,435        2,711      3,628       3,940       3,666
  Impairment of long-lived
    assets......................        --           --           --           --           --         --          --       1,916
  Restructuring charges.........        --           --           --           --           --         --          --       4,894
                                   -------      -------      -------      -------      -------    -------     -------    --------
    Total costs and expenses....    17,069       17,518       18,244       21,196       21,658     22,175      28,683      27,763
                                   -------      -------      -------      -------      -------    -------     -------    --------
Loss from operations............    (5,927)      (5,955)      (5,601)      (8,530)      (8,450)    (8,614)     (5,744)    (12,107)
                                   -------      -------      -------      -------      -------    -------     -------    --------
Equity interest in edu.com net
  loss..........................      (944)        (944)        (944)        (944)        (495)
Realized gain (loss) on
  write-off of investment.......        --           --           --         (367)          --         --          --       1,220
Interest income (expense),
  net...........................       473          396          374          191          (70)       222        (569)       (974)
                                   -------      -------      -------      -------      -------    -------     -------    --------
Net Loss before Income Taxes....        --           --           --           --           --         --          --     (11,861)
  Provision for Income Taxes....        --           --           --           --           --         --          --         207
                                   -------      -------      -------      -------      -------    -------     -------    --------
Net loss........................   $(6,398)     $(6,503)     $(6,171)     $(9,650)     $(9,015)   $(8,392)    $(6,313)   $(12,068)
                                   =======      =======      =======      =======      =======    =======     =======    ========
Basic and diluted net loss per
  share.........................   $ (0.18)     $ (0.18)     $ (0.17)     $ (0.25)     $ (0.23)   $ (0.18)    $ (0.13)   $  (0.25)
                                   =======      =======      =======      =======      =======    =======     =======    ========
Shares used in computing basic
  and diluted net loss per
  share.........................    35,590       35,980       36,170       38,446       39,663     45,508      47,209      47,368

16.  SEGMENT DISCLOSURE

     In accordance with SFAS 131, the Company views its operations and manages its business as one segment.

17.  OTHER FINANCING

     In February 2002, our subsidiary, OCM Direct and its two subsidiaries, CarePackages, Inc. and Collegiate Carpets, Inc. entered into a revolving loan agreement with Bank of America providing for a $5.0 million loan facility. The interest rate under the facility is LIBOR plus 2.5 percent and the facility is secured by all of the assets of OCM Direct and its two subsidiaries. The Company provided an unsecured guaranty of the obligations of its three subsidiaries to Bank of America. The maturity date of the loan is January 31, 2003, provided that OCM Direct is required to repay all amounts outstanding under the loan for a period of 30 consecutive days between August 1 and October 1, 2002. As of March 28, 2002, the principal amount of borrowings under the Bank of America revolving loan facility is $4.9 million.

                            STUDENT ADVANTAGE, INC.

     In connection with the Bank of America borrowing, the Company agreed with Reservoir Capital Partners and its two affiliate senior lenders (the "Reservoir Lenders") that the Reservoir Lenders would consent to the Company's guaranty of the obligations to Bank of America, release OCM Direct, CarePackages and Collegiate Carpets (the "Subsidiaries") from their guaranty obligations of the Company's obligations to the Reservoir Lenders and also release the Reservoir Lenders' lien on the Subsidiaries' assets, and waive certain financial covenants in the underlying loan agreements with the Company until March 30, 2002. The parties also agreed that in the event that the Bank of America loan went into default, that default would also constitute an event of default under the agreements with the Reservoir Lenders and that, under such circumstances, the Reservoir Lenders could purchase that loan from Bank of America and the borrowings would be deemed as borrowings under the Reservoir Lenders' agreements. In addition, the consent from the Reservoir Lenders provided that the amount of available revolving loan borrowings, currently $5.0 million, would be reduced, on April 15, 2002, to the actual amount of revolving loan borrowings on such date. In consideration for the consent, the Company agreed to pay the Reservoir Lenders $0.2 million on April 15, 2002. If by April 15, 2002, Bank of America agrees to allow the borrowing Subsidiaries to guarantee the obligations of the Company to the Reservoir Lenders, the fee will be reduced to $0.1 million. In addition, the Company has agreed with the Reservoir Lenders to pay additional fees of $0.1 million if the total amounts of all loans extended by the Reservoir Lenders exceeds $10.0 million on April 15, 2002 and additional fees of from $50,000 to $0.1 million if the amounts of the revolving borrowings from the Reservoir Lenders exceed $2.5 million April 15, 2002. The Reservoir Lenders have the right to elect to take such payments in the form of warrants to purchase common stock, with an exercise price of $.01 per share, at the rate of one warrant for each dollar of fees. As of March 28, 2002, the principal amount of borrowings under the Reservoir revolving loan facility is $15.2 million

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding directors and compliance with Section 16(a) of the Securities and Exchange Act of 1934, as amended, required by Item 10 is incorporated by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders for the year ended December 31, 2001 (the "2001 Proxy Statement"). The information regarding executive officers of the Company is included in Part I of this Annual Report on Form 10-K under the section captioned "Executive Officers of the Registrant".

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated by reference from the 2001 Proxy Statement. The information specified in Item 402(k) and (1) of Regulation S-K and set forth in the 2001 Proxy Statement is not incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by Item 12 is incorporated by reference from the 2001 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by Item 13 is incorporated herein by reference from the 2001 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A)(1) LIST OF FINANCIAL STATEMENTS

     The following are the consolidated financial statements of Student Advantage, Inc. and its subsidiaries appearing elsewhere herein:

     Reports of Independent Public Accountants
     Consolidated Balance Sheets as of December 31, 2000 and 2001
     Consolidated Statements of Operations for the years ended December 31, 1999, 2000 and 2001
     Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders' Equity for the years ended December 31, 1999, 2000 and 2001
     Consolidated Statements of Cash Flows for the years ended December 31, 1999, 2000 and 2001

(A)(2) LIST OF SCHEDULES

     All schedules to the consolidated financial statements are omitted because they are not applicable, not required, or the information required is included in the financial statements or notes thereto.

(A)(3) EXHIBITS

     The Exhibits that are filed with this report or that are incorporated by reference herein are set forth in the Exhibit Index hereto.

(B) REPORTS ON FORM 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 1, 2002.

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

                    SIGNATURE                                       TITLE                       DATE
                    ---------                                       -----                       ----

            /s/ RAYMOND V. SOZZI, JR.                Chairman of the Board of Directors,    April 1, 2002
 ------------------------------------------------       President and Chief Executive
              Raymond V. Sozzi, Jr.                      Officer (Principal Executive
                                                                   Officer)


              /s/ KENNETH S. GOLDMAN                   Executive Vice President, Chief      April 1, 2002
 ------------------------------------------------      Financial Officer and Treasurer
                Kenneth S. Goldman                   (Principal Financial and Accounting
                                                                   Officer)


               /s/ JOHN M. CONNOLLY                                Director                 April 1, 2002
 ------------------------------------------------
                 John M. Connolly


              /s/ WILLIAM S. KAISER                                Director                 April 1, 2002
 ------------------------------------------------
                William S. Kaiser


               /s/ JOHN S. KATZMAN                                 Director                 April 1, 2002
 ------------------------------------------------
                 John S. Katzman


              /s/ MARC J. TURTLETAUB                               Director                 April 1, 2002
 ------------------------------------------------
                Marc J. Turtletaub


               /s/ CHARLES E. YOUNG                                Director                 April 1, 2002
 ------------------------------------------------
                 Charles E. Young

                                 EXHIBIT INDEX

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
 3.1      Amended and Restated Certificate of Incorporation of the
          Registrant. (incorporated herein by reference from the
          Registrant's Annual Report on Form 10-K for the year ended
          December 31, 1999).
 3.2      Amended and Restated By-Laws of the Registrant, as amended.
          (incorporated herein by reference from the Registrant's
          Annual Report on Form 10-K for the year ended December 31,
          1999).
10.1      1998 Stock Incentive Plan, as amended (incorporated herein by reference from the Registrant's Definitive Proxy
          Statement on Schedule 14A filed on April 4, 2001).*
10.2      1999 Employee Stock Purchase Plan (incorporated herein by
          reference from the Registrant's Registration Statement on
          Form S-1 (File No. 333-75807)).*
10.3      Form of Indemnification Agreement between the Registrant and each of its directors and officers (incorporated herein by reference from the Registrant's Registration Statement on
          Form S-1 (File No. 333-75807)).*
10.4      Investor Rights Agreement, dated as of October 20, 1998,
          among the Registrant and certain stockholders (incorporated herein by reference from the Registrant's Registration
          Statement on Form S-1 (File No. 333-75807)).*
10.5      Employment Agreement, dated March 25, 1996, between the
          Registrant and Raymond V. Sozzi, Jr., as amended by First
          Amendment to Employment Agreement, dated as of October 20,
          1998 (incorporated herein by reference from the Registrant's
          Registration Statement on Form S-1 (File No. 333-75807)).*
10.6+     Agreement, effective as of February 1, 1997, between AT&T
          Communications, Inc. and the Registrant (incorporated herein by reference from the Registrant's Registration Statement on
          Form S-1 (File No. 333-75807)).
10.7+     Marketing Agreement, effective February 1, 1998, between
          AT&T Corp. and the Registrant (incorporated herein by
          reference from the Registrant's Registration Statement on
          Form S-1 (File No. 333-75807)).
10.8      Notice of AT&T's Election to Extend Agreements, dated July
          14, 1998 (incorporated herein by reference from the
          Registrant's Registration Statement on Form S-1 (File No.
          333-75807)).
10.9+     Letter Agreement, dated May 20, 1999, between AT&T
          Communications, Inc. and the Registrant (incorporated herein by reference from the Registrant's Registration Statement on
          Form S-1 (File No. 333-75807)).
10.10     Leases for premises at 280 Summer Street, Boston,
          Massachusetts (incorporated herein by reference from the
          Registrant's Registration Statement on Form S-1 (File No.
          333-75807)).
10.11     Sublease, dated as of May 20, 1999, between the Registrant and Morrison, Mahoney & Miller, LLP (incorporated herein by reference from the Registrant's Registration Statement on
          Form S-1 (File No. 333-92367)).
10.12     Investment Agreement, dated March 25, 1996, between the
          Registrant and Princeton Review Publishing, L.L.C.
          (incorporated herein by reference from the Registrant's
          Registration Statement on Form S-1 (File No. 333-75807)).
10.13     Letter Agreement, dated September 8, 1997, between the
          Registrant and Princeton Review Publishing. (incorporated
          herein by reference from the Registrant's Registration
          Statement on Form S-1 (File No. 333-75807)).
10.14     Letter Agreement, dated October 20, 1998, between the
          Registrant and Princeton Review Publishing, L.L.C.
          (incorporated herein by reference from the Registrant's
          Registration Statement on Form S-1 (File No. 333-75807)).

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
10.15     Mailing and Fulfillment Services Agreement, dated August 8,
          1996, between the Registrant and Aero Fulfillment Services
          (incorporated herein by reference from the Registrant's
          Registration Statement on Form S-1 (File No. 333-75807)).
10.16     Common Stock Purchase Warrant, dated July 21, 1999 issued to
          Lycos, Inc. (incorporated herein by reference from the
          Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
10.17+    First Amendment to Marketing Agreement between AT&T Corp and the Registrant, effective as of April 21, 2000 (incorporated herein by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).
10.18+    Marketing and Membership Agreement between AT&T Corp. and
          the Registrant, effective June 8, 2000 (incorporated herein by reference from the Registrant's Quarterly Report on Form
          10-Q for the quarter ended June 30, 2000).
10.19     Common Stock Purchase Warrant, Number 6, dated October 27,
          2000, issued to At Home Corporation (incorporated herein by reference from the Registrant's Quarterly Report on Form
          10-Q for the quarter ended September 30, 2000).
10.20     Common Stock Purchase Warrant, Number 7, dated October 27,
          2000, issued to At Home Corporation (incorporated herein by reference from the Registrant's Quarterly Report on Form
          10-Q for the quarter ended September 30, 2000).
10.21     Common Stock Purchase Warrant, Number 8, dated October 27,
          2000, issued to Hare & Co. f/b/o John Hancock Small Cap
          Value Fund (incorporated herein by reference from the
          Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
10.22     Common Stock Purchase Warrant, Number 9, dated October 27,
          2000, issued to Hare & Co. f/b/o John Hancock Small Cap
          Value Fund (incorporated herein by reference from the
          Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
10.23     Registration Rights Agreement, dated as of May 1, 2001, by and between Student Advantage, Inc. and Jennison Associates
          LLC as subadviser for the Prudential Small Company Fund,
          Inc. (incorporated herein by reference from the Registrant's
          Current Report on Form 8-K dated May 1, 2001 filed on May 4,
          2001).
10.24     Common Stock Purchase Warrant, dated May 1, 2001, issued to
          Jennison Associates LLC as subadviser for the Prudential
          Small Company Fund, Inc. (incorporated herein by reference from the Registrant's Current Report on Form 8-K dated May
          1, 2001 filed on May 4, 2001).
10.25     Registration Rights Agreement, dated as of May 1, 2001, by and between Student Advantage, Inc. and Jennison Associates
          LLC as subadviser for The Prudential Insurance Company of
          America Variable Contract Account -- 6 (incorporated herein by reference from the Registrant's Current Report on Form
          8-K dated May 1, 2001 filed on May 4, 2001).
10.26     Common Stock Purchase Warrant, dated May 1, 2001, issued to
          Jennison Associates LLC as subadviser for The Prudential
          Insurance Company of America Variable Contract Account - 6
          (incorporated herein by reference from the Registrant's
          Current Report on Form 8-K dated May 1, 2001 filed on May 4,
          2001).
10.27     Registration Rights Agreement, dated as of May 1, 2001, by and between Student Advantage, Inc. and Greylock IX Limited
          Partnership (incorporated herein by reference from the
          Registrant's Current Report on Form 8-K dated May 1, 2001
          filed on May 4, 2001).
10.28     Common Stock Purchase Warrant, dated May 1, 2001, issued to
          Greylock IX Limited Partnership (incorporated herein by
          reference from the Registrant's Current Report on Form 8-K dated May 1, 2001 filed on May 4, 2001).

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
10.29     Registration Rights Agreement, dated as of May 1, 2001, by and between Student Advantage, Inc. and Baystar Capital,
          L.P. (incorporated herein by reference from the Registrant's
          Current Report on Form 8-K dated May 1, 2001 filed on May 4,
          2001).
10.30     Common Stock Purchase Warrant, dated May 1, 2001, issued to
          Baystar Capital, L.P. (incorporated herein by reference from the Registrant's Current Report on Form 8-K dated May 1,
          2001 filed on May 4, 2001).
10.31     Registration Rights Agreement, dated as of May 1, 2001, by and between Student Advantage, Inc. and Baystar
          International, Ltd. (incorporated herein by reference from the Registrant's Current Report on Form 8-K dated May 1,
          2001 filed on May 4, 2001).
10.32     Common Stock Purchase Warrant, dated May 1, 2001, issued to
          Baystar International, Ltd. (incorporated herein by
          reference from the Registrant's Current Report on Form 8-K dated May 1, 2001 filed on May 4, 2001).
10.33     Common Stock Purchase Warrant, dated May 10, 2001, issued to
          Edu.com, Inc. (incorporated herein by reference from the
          Registrant's Current Report on Form 8-K dated May 10, 2001 filed on May 16, 2001).
10.34     Common Stock Purchase Warrant, dated May 10, 2001, issued to
          Edu.com, Inc. (incorporated herein by reference from the
          Registrant's Current Report on Form 8-K dated May 10, 2001 filed on May 16, 2001).
10.35     Registration Rights Agreement, dated as of June 25, 2001, by and among Student Advantage, Inc. and Devin A. Schain,
          Michael S. Schoen, Paul D. Bogart, Howard S. Dumhart, Jr.
          and Steven L. Matejka (incorporated herein by reference from the Registrant's Current Report on Form 8-K dated June 25,
          2001 filed on July 10, 2001).
10.36     Loan Agreement, dated as of June 25, 2001, by and among
          Student Advantage, Inc., the subsidiaries of Student
          Advantage, Inc., and Reservoir Capital Partners, L.P.,
          Reservoir Capital Associates, L.P., Reservoir Capital Master
          Fund, L.P. (incorporated herein by reference from the
          Registrant's Current Report on Form 8-K dated June 25, 2001 filed on July 10, 2001).
10.37     Security Agreement, dated as of June 25, 2001, by and among
          Student Advantage, Inc., the subsidiaries of Student
          Advantage, Inc., and Reservoir Capital Partners, L.P., as
          administrative agent (incorporated herein by reference from the Registrant's Current Report on Form 8-K dated June 25,
          2001 filed on July 10, 2001).
10.38     Warrant Agreement, dated as of June 25, 2001, by and among
          Student Advantage, Inc., Reservoir Capital Partners, L.P.,
          Reservoir Capital Associates, L.P., Reservoir Capital Master
          Fund, L.P. (incorporated herein by reference from the
          Registrant's Current Report on Form 8-K dated June 25, 2001 filed on July 10, 2001).
10.39     Term Warrant, dated June 25, 2001, issued to Reservoir
          Capital Partners, L.P. (incorporated herein by reference
          from the Registrant's Current Report on Form 8-K dated June
          25, 2001 filed on July 10, 2001).
10.40     Term Warrant, dated June 25, 2001, issued to Reservoir
          Capital Master Fund, L.P. (incorporated herein by reference from the Registrant's Current Report on Form 8-K dated June
          25, 2001 filed on July 10, 2001).
10.41     Term Warrant, dated June 25, 2001, issued to Reservoir
          Capital Associates, L.P. (incorporated herein by reference from the Registrant's Current Report on Form 8-K dated June
          25, 2001 filed on July 10, 2001).
10.42     Term Warrant, dated June 25, 2001, issued to Reservoir
          Capital Partners, L.P. (incorporated herein by reference
          from the Registrant's Current Report on Form 8-K dated June
          25, 2001 filed on July 10, 2001).

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
10.43     Term Warrant, dated June 25, 2001, issued to Reservoir
          Capital Master Fund, L.P. (incorporated herein by reference from the Registrant's Current Report on Form 8-K dated June
          25, 2001 filed on July 10, 2001).
10.44     Term Warrant, dated June 25, 2001, issued to Reservoir
          Capital Associates, L.P. (incorporated herein by reference from the Registrant's Current Report on Form 8-K dated June
          25, 2001 filed on July 10, 2001).
10.45     Term Warrant, dated June 25, 2001, issued to Reservoir
          Capital Partners, L.P. (incorporated herein by reference
          from the Registrant's Current Report on Form 8-K dated June
          25, 2001 filed on July 10, 2001).
10.46     Term Warrant, dated June 25, 2001, issued to Reservoir
          Capital Master Fund, L.P. (incorporated herein by reference from the Registrant's Current Report on Form 8-K dated June
          25, 2001 filed on July 10, 2001).
10.47     Term Warrant, dated June 25, 2001, issued to Reservoir
          Capital Associates, L.P. (incorporated herein by reference from the Registrant's Current Report on Form 8-K dated June
          25, 2001 filed on July 10, 2001).
10.48     Revolving Warrant, dated June 25, 2001, issued to Reservoir
          Capital Partners, L.P. (incorporated herein by reference
          from the Registrant's Current Report on Form 8-K dated June
          25, 2001 filed on July 10, 2001).
10.49     Revolving Warrant, dated June 25, 2001, issued to Reservoir
          Capital Master Fund, L.P. (incorporated herein by reference from the Registrant's Current Report on Form 8-K dated June
          25, 2001 filed on July 10, 2001).
10.50     Revolving Warrant, dated June 25, 2001, issued to Reservoir
          Capital Associates, L.P. (incorporated herein by reference from the Registrant's Current Report on Form 8-K dated June
          25, 2001 filed on July 10, 2001).
10.51     Amendment to Loan Agreement, dated as of September 28, 2001, between the Registrant and Reservoir Capital Partners,
          L.P.(amending the Loan Agreement by and among Student
          Advantage, Inc., the subsidiaries of Student Advantage,
          Inc., and Reservoir Capital Partners, L.P., Reservoir
          Capital Associates, L.P. and Reservoir Capital Master Fund,
          L.P.) (incorporated herein by reference from the
          Registrant's Registration Statement on Form S-3 (File No.
          333-75488).
10.52     Amendment No. 2, dated as of November 6, 2001, among the
          Registrant, the subsidiaries of Student Advantage, Inc., and
          Reservoir Capital Partners, L.P., Reservoir Capital
          Associates, L.P. and Reservoir Capital Master Fund, L.P.
          (amending the Loan Agreement by and among Student Advantage,
          Inc., the subsidiaries of Student Advantage, Inc., and
          Reservoir Capital Partners, L.P., Reservoir Capital
          Associates, L.P. and Reservoir Capital Master Fund, L.P.)
          (incorporated herein by reference from the Registrant's
          Registration Statement on Form S-3 (File No. 333-75488)).
10.53     First Amendment to Warrant Agreement, dated as of November
          6, 2001, among the Registrant and Reservoir Capital
          Partners, L.P., Reservoir Capital Associates, L.P. and
          Reservoir Capital Master Fund, L.P. (amending the Warrant
          Agreement by and among Student Advantage, Inc. and Reservoir
          Capital Partners, L.P., Reservoir Capital Associates, L.P.
          and Reservoir Capital Master Fund, L.P.) (incorporated
          herein by reference from the Registrant's Registration
          Statement on Form S-3 (File No. 333-75488)).
10.54     Term Warrant, dated November 6, 2001, issued to Reservoir
          Capital Partners, L.P. (incorporated herein by reference
          from the Registrant's Registration Statement on Form S-3
          (File No. 333-75488).
10.55     Term Warrant, dated November 6, 2001, issued to Reservoir
          Capital Master Fund, L.P. (incorporated herein by reference from the Registrant's Registration Statement on Form S-3
          (File No. 333-75488)).

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
10.56     Term Warrant, dated November 6, 2001, issued to Reservoir
          Capital Associates, L.P. (incorporated herein by reference from the Registrant's Registration Statement on Form S-3
          (File No. 333-75488)).
10.57     Letter Agreement, dated November 26, 2001, among the
          Registrant and Reservoir Capital Partners, L.P.
          (incorporated herein by reference from the Registrant's
          Registration Statement on Form S-3 (File No. 333-75488)).
10.58     Warrant, dated November 26, 2001, issued to Reservoir
          Capital Partners, L.P. (incorporated herein by reference
          from the Registrant's Registration Statement on Form S-3
          (File No. 333-75488)).
10.59     Warrant, dated November 26, 2001, issued to Reservoir
          Capital Master Fund, L.P. (incorporated herein by reference from the Registrant's Registration Statement on Form S-3
          (File No. 333-75488)).
10.60     Warrant, dated November 26, 2001, issued to Reservoir
          Capital Associates, L.P. (incorporated herein by reference from the Registrant's Registration Statement on Form S-3
          (File No. 333-75488)).
10.61     Amendment No. 3, dated as of February 14, 2002, among the
          Registrant, the subsidiaries of Student Advantage, Inc., and
          Reservoir Capital Partners, L.P., Reservoir Capital
          Associates, L.P. and Reservoir Capital Master Fund, L.P.
          (amending the Loan Agreement by and among Student Advantage,
          Inc., the subsidiaries of Student Advantage, Inc., and
          Reservoir Capital Partners, L.P., Reservoir Capital
          Associates, L.P. and Reservoir Capital Master Fund, L.P.).
10.62     Revolving Line of Credit Loan Agreement and Security
          Agreement, dated February 13, 2002 by and among OCM Direct,,
          Inc., CarePackages, Inc., Collegiate Carpets, Inc. and Bank
          of America, N.A.
10.63     Letter Agreement, dated February 13, 2002, by and among OCM
          Direct, Inc., CarePackages, Inc. and Collegiate Carpets,
          Inc.
10.64     Guaranty by the Registrant, dated February 13, 2002, in
          favor of Bank of America, N.A.
21        Subsidiaries of the Registrant.
23.1      Consent of Arthur Andersen LLP.
23.2      Consent of PricewaterhouseCoopers LLP
99.1      Letter to Commission Pursuant to Temporary Note 3T

---------------

+ Confidential treatment previously granted by the Securities and Exchange Commission as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

* Management contract or compensatory plan or arrangement filed as an Exhibit to this form pursuant to Items 14(a) and 14(c) of Form 10-K.