Form 10-Q
period 2002-03-31
STUDENT ADVANTAGE INC
filed 2002-05-15
CIK 1073508

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the Quarterly Period Ended March 31, 2002

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

                                 --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 47,645,560 shares of common stock as of May 9, 2002.
                                 ---------------

================================================================================

                             STUDENT ADVANTAGE, INC.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2002
                                 ---------------

                                      INDEX

                                                                                                            PAGE(S)
                                                                                                            -------
PART I.         FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS
                Consolidated Balance Sheets as of  March 31, 2002 (Unaudited) and December 31, 2001

                Consolidated Statements of Operations for the three months ended March 31, 2002
                (Unaudited) and 2001 (Unaudited) (Restated)

                Consolidated Statements of Cash Flows for the three months ended March 31, 2002
                (Unaudited) and 2001 (Unaudited) (Restated)

                Notes to Consolidated Financial Statements (Unaudited)

ITEM 2.         MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                Factors That May Affect Future Results

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

PART II.        OTHER INFORMATION

ITEM 6.         EXHIBITS AND REPORTS ON FORMS 8-K

SIGNATURES

EXHIBIT INDEX

PART 1.   FINANCIAL INFORMATION.

ITEM 1.   FINANCIAL STATEMENTS.

                             STUDENT ADVANTAGE, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                   MARCH 31,     DECEMBER 31,
                                                                                     2002            2001
                                                                                  -----------    ------------
                                                                                  (unaudited)
                                       ASSETS
Current assets
    Cash and cash equivalents ...............................................     $   1,701      $   5,093
    Restricted cash .........................................................         1,652            667
    Accounts receivable (net of reserves of $937 and $737 at  March 31, 2002,
    and December 31, 2001, respectively) ....................................         3,233          6,163
    Inventory ...............................................................         3,347          1,863
    Prepaid expenses and other current assets ...............................         2,677          3,109
                                                                                  ---------      ---------
       Total current assets .................................................        12,610         16,895
    Notes receivable ........................................................         4,378          4,378
    Property and equipment, net .............................................        10,631         12,033
    Intangible and other assets, net ........................................        24,733         24,825
                                                                                  ---------      ---------
       Total assets .........................................................     $  52,352      $  58,131
                                                                                  =========      =========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable ........................................................     $   4,746      $   5,196
    Accrued compensation ....................................................         2,380          2,517
    Current borrowings under revolving lines of credit ......................         7,230          2,500
    Other accrued expenses ..................................................         9,874         11,056
    Deferred revenue ........................................................         2,308          3,521
    Other financing obligations .............................................           950           --
    Current obligation under capital lease ..................................         1,354          1,368
                                                                                  ---------      ---------
       Total current liabilities ............................................        28,842         26,158
                                                                                  ---------      ---------
    Deferred gain ...........................................................           534            534
    Other accrued expenses ..................................................         3,420          4,188
    Warrants payable ........................................................         2,264          1,996
    Long-term borrowings under revolving line of credit .....................         2,500          2,500
    Notes payable ...........................................................        10,200         10,200
    Long-term obligation under capital lease ................................           301            764
                                                                                  ---------      ---------
       Total long-term obligations ..........................................        19,219         20,182
                                                                                  ---------      ---------
       Total liabilities ....................................................        48,061         46,340
                                                                                  ---------      ---------
Stockholders' equity
    Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares
    issued and outstanding ..................................................          --             --

    Common stock, $0.01 par value; authorized: 150,000,000 shares; issued and outstanding: 47,645,560 and 47,531,254 at  March 31, 2002 and
    December 31, 2001, respectively .........................................           476            476

    Additional paid-in capital ..............................................       120,310        120,298
    Accumulated deficit .....................................................      (116,445)      (108,884)
    Notes receivable from stockholders ......................................           (50)           (50)
    Deferred compensation ...................................................          --              (49)
                                                                                  ---------      ---------
       Total stockholders' equity ...........................................         4,291         11,791
                                                                                  ---------      ---------
       Total liabilities and stockholders' equity ...........................     $  52,352      $  58,131
                                                                                  =========      =========

  The accompanying notes are an integral part of these consolidated financial statements.

                             STUDENT ADVANTAGE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                        -------------------------
                                                                                          2002             2001
                                                                                        --------        ----------
                                                                                                        (restated)
Revenue
    Student services ...........................................................        $  8,671         $  9,038
    Corporate and university solutions .........................................           1,476            4,170
                                                                                        --------         --------
         Total revenue .........................................................          10,147           13,208
                                                                                        --------         --------

Costs and expenses

    Cost of student services revenue (including  stock-based  compensation of
    $2 and $5 for the three months ended March 31, 2002 and 2001, respectively)            2,709            1,810

    Cost of corporate and university solutions revenue (including  stock-based compensation of $2 and $5 for the three months ended March 31, 2002
    and 2001, respectively) ....................................................           1,038            2,437

    Product development (including stock-based compensation of $8 and $23
    for the three months ended March 31, 2002 and 2001, respectively) ..........           2,123            5,821

    Sales  and  marketing  (including  stock-based  compensation  of $27 and $79
    for the  three months ended March 31, 2002 and 2001, respectively) .........           5,346            6,049

    General  and  administrative  (including  stock-based  compensation  of
    $10 and $28 for the three months ended March 31, 2002
    and 2001, respectively) ....................................................           3,912            2,830

    Depreciation and amortization ..............................................           1,940            2,711
                                                                                        --------         --------
         Total costs and expenses ..............................................          17,068           21,658
                                                                                        --------         --------
Loss from operations ...........................................................          (6,921)          (8,450)
Equity interest in Edu.com net loss ............................................            --               (495)
Interest and other income (expense) ............................................            (640)             (70)
                                                                                        --------         --------
Net loss .......................................................................        $ (7,561)        $ (9,015)
                                                                                        ========         ========
Basic and diluted net loss per share ...........................................        $  (0.16)        $  (0.23)
                                                                                        ========         ========
Shares used in computing basic and diluted net loss per share ..................          47,557           39,663
                                                                                        ========         ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             STUDENT ADVANTAGE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                   FOR THE THREE MONTHS
                                                                                                      ENDED MARCH 31,
                                                                                                  ----------------------
                                                                                                    2002            2001
                                                                                                  --------        --------
                                                                                                                 (restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss ...........................................................................        $ (7,561)        $ (9,015)
     Adjustments to reconcile net loss to net cash used for operating activities:
        Depreciation ....................................................................           1,780            1,356
        Amortization of intangible assets ...............................................             160            1,355

        Equity interest in Edu.com net loss .............................................            --                495

        Reserve for allowances and bad debts ............................................             200              130

        Compensation expense relating to issuance of equity .............................              49              140

        Amortization of marketing expense associated with common stock warrant ..........            --                222

        Changes in current assets and liabilities, net of effects of acquisitions:
          Accounts and notes receivable .................................................           2,731           (3,471)

          Prepaid expenses and other current assets .....................................             363             (730)

          Inventory .....................................................................          (1,484)            --

          Accounts payable ..............................................................            (450)           1,269

          Accrued compensation ..........................................................            (137)            (840)

          Other accrued expenses ........................................................          (1,682)             259

          Deferred revenue ..............................................................          (1,213)           1,931
                                                                                                 --------         --------
          Net cash used in operating activities .........................................          (7,244)          (6,899)
                                                                                                 ========         ========
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of fixed assets ..........................................................            (378)            (432)
                                                                                                 --------         --------
          Net cash used in investing activities .........................................            (378)            (432)
                                                                                                 ========         ========
CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in restricted cash ........................................................            (985)            --

     Proceeds from other financing obligations...........................................             950             --

     Proceeds from exercise of common stock options, warrants and employee
     stock purchase plan ................................................................              12               18

     Repayment of capital lease obligations .............................................            (477)            (445)

     Proceeds of revolving line of credit, net ..........................................           4,730             --
                                                                                                 --------         --------
          Net cash provided by (used in) financing activities ...........................           4,230             (427)
                                                                                                 ========         ========
Decrease in cash and cash equivalents ...................................................          (3,392)          (7,758)

Cash and cash equivalents, beginning of period ..........................................           5,093           12,762
                                                                                                 --------         --------
Cash and cash equivalents, end of period ................................................        $  1,701         $  5,004
                                                                                                 ========         ========
Cash paid during the period for interest ................................................             426               97
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

                             STUDENT ADVANTAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
NOTE 1 - THE COMPANY

      Student Advantage, Inc. is an integrated media and commerce company focused on the higher education market. We work in partnership with more than 1,000 colleges and universities, student organizations and alumni associations, and more than 15,000 participating business locations to develop products and services that enable students to make less expensive and more convenient purchases on and around campus. Our exclusive university and business relationships allow us to sell campus specific products and services and licensed collegiate sports memorabilia directly to parents, students and alumni.

      We reach consumers offline through Student Advantage Campus Services, which includes the Student Advantage Membership Program, SA Cash Programs and OCM Direct, and online through our highly trafficked websites studentadvantage.com, CollegeClub.com and our Official College Sports Network ("OCSN"). The Student Advantage Membership Program is a national fee-based membership program that provides its student members with exclusive benefits including ongoing discounts on products and services currently offered by more than 15,000 participating business locations. Discounts are made available to students both through our studentadvantage.com website and at sponsors' retail locations and are heavily promoted at our CollegeClub.com website. OCM Direct is a direct mail marketing business that provides college and university-endorsed products, including residence hall linens and related accessories, care packages and diploma frames to students and their parents. The SA Cash Programs enable students to use their college ID cards as a method of payment (stored-value card) for off-campus dining, shopping and other purchasing needs. OCSN is the largest, most trafficked network on the web devoted exclusively to college sports, providing online brand management and content delivery to more than 120 top schools and athletic conferences.

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

      The Company is subject to the risks and uncertainties common to growing companies, including reliance on certain customers, dependence on growth and commercial acceptance of the internet, dependence on principal products and services and third-party technology, activities of competitors, dependence on key personnel such as Raymond V. Sozzi, Jr., Student Advantage's President and Chief Executive Officer, and limited operating history.

      The Company has experienced substantial net losses since its inception and, as of March 31, 2002, had an accumulated deficit of $116.4 million. Such losses and accumulated deficit resulted primarily from significant costs incurred in the development of the Company's products and services and the establishment of the Company's infrastructure. The Company has taken significant steps through the restructuring that it announced in October 2001 to reduce operating costs for 2002. Based in part on the anticipated impact of the transactions described in Note 5 below, the Company currently anticipates that its available cash resources, together with cash expected to be provided from operations based upon an anticipated increase in revenue for the remainder of 2002 and the first quarter of 2003, will be sufficient to meet its anticipated needs for working capital and capital expenditures for at least the next 12 months. For purposes of evaluating cash resources during the next 12 months, the Company has assumed that it will not be required to repay any amounts under our credit facility with Reservoir Capital other than the two required payments of $1.25 million each in August 2002 and September 2002, except that if $10.2 million of principal and interest on the term loan has been repaid by July 31, 2002, only the September 1, 2002 payment will be required. On May 14, 2002 the Company prepaid $5.2 million of the loan. On May 6, 2002, the Company amended its agreement with Reservoir Capital to eliminate the call option on June 25, 2002, revised the maturity date of the loan to July 1, 2003 and provided that the lenders' right to require the Company to purchase the warrants held by the Lenders may not be exercised before July 1, 2003 or upon the earlier acceleration of the loan. The Company's expectations regarding available cash resources during the next 12 months are also based on significant reductions in the net loss that the Company expects to incur for the remainder of 2002 and the first quarter of 2003 or upon the earlier acceleration of the loan. The Company's assessment of available cash resources is also based on the disposal of its SA Marketing Group business and the receipt of the cash from the sale of the SA Marketing Group business. If the Company's revenue and expense projections do not materialize as anticipated or if the Company is otherwise required to repay the amounts outstanding under the Company's credit facility with Reservoir Capital, the Company will be required to obtain additional financing. Failure to generate sufficient revenues, obtain additional capital or financing if needed, or reduce certain discretionary spending if necessary, could have a material adverse effect on the Company's ability to achieve its intended business objectives.

      Certain historical amounts in these financial statements have been restated to reflect the acquisition of Edu.com, which has been accounted for under the purchase method of accounting.

      These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2001.

UNAUDITED INTERIM FINANCIAL INFORMATION

         The unaudited interim consolidated financial statements of Student Advantage for the three months ended March 31, 2002 and 2001, respectively, included herein have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions from Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

         In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Student Advantage at March 31, 2002, and the results of its operations and its cash flows for the three months ended March 31, 2002 and 2001, respectively. The results for the three months ended March 31, 2002 are not necessarily indicative of the expected results for the full fiscal year or any future period.

NOTE 2 - COMPUTATION OF UNAUDITED NET LOSS PER SHARE (1, 2, 3)

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                             --------------------------
                                                               2002             2001
                                                             --------        ----------
                                                                             (restated)
BASIC AND DILUTED NET LOSS PER SHARE:
Net loss                                                     $ (7,561)        $ (9,015)
                                                             ========         ========
Basic and  diluted  weighted  average  common  shares
outstanding (2), (3)                                           47,557           39,663
                                                             ========         ========
Basic and diluted net loss per share                         $  (0.16)        $  (0.23)
                                                             ========         ========

(1) Net loss per share is computed under SFAS No. 128, "Earnings Per Share". Basic net loss per share is computed using the weighted average number of shares. Diluted loss per share does not differ from basic loss per share since potential common shares from exercise of stock options and warrants are anti-dilutive for all periods presented.

(2) All outstanding options and warrants to purchase common stock (totaling 11,177,468 and 7,966,873 at March 31, 2002 and 2001, respectively) were excluded from the calculation of diluted earnings per share for all periods presented because their inclusion would have been anti-dilutive.

(3) As of March 31, 2002, Student Advantage had reserved 2,265,462 shares of its common stock for the exercise of various options with exercise prices ranging from $0.33 to $22.25 per share. As of March 31, 2002, Student Advantage had reserved 5,237,148 shares of its common stock for the exercise of various warrants with exercise prices ranging from $.01 to $11.08 per share.


NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

    In February 2001, the Emerging Issues Task Force ("EITF") issued Issue No. 00-19, "Determination of Whether Share Settlement is within the Control of the Issuer for Purposes of Applying Issue No. 96-13". The issue addresses the accounting for contracts that are indexed to, and potentially settled in, a company's own stock. The issue was effective for all new contracts and contract modifications entered into after September 20, 2000. For contracts that exist on September 20, 2000, the issue should be applied on June 30, 2001, to those contracts that remain outstanding at that date. The Company has adopted EITF 00-19 and has applied it to warrants issued as appropriate.

    In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141, which requires all business combinations to be accounted for using the purchase method, is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 applies to goodwill and intangible assets acquired after June 30, 2001, as well as to goodwill and intangible assets previously acquired. Under this statement, goodwill and other certain intangible assets deemed to have an infinite life will no longer be amortized. Instead, these assets will be reviewed for impairment on a periodic basis, which may result in a non-cash charge to earnings. This statement is effective for the Company on July 1, 2001 with respect to any acquisitions completed after June 30, 2001, and on January 1, 2002 for all other goodwill and intangible assets. The Company has adopted SFAS No. 141 and SFAS No. 142 and has applied them to remaining goodwill and intangibles as appropriate.

     In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and APB No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This statement provides guidance on recognizing and measuring impairment for long lived assets excluding certain long-lived assets, such as goodwill, non-amortized intangible assets and deferred tax assets. This statement is effective for the Company in the first quarter of its fiscal year ending December 2002. The Company has adopted SFAS No. 144 and applied it in the Company's evaluation of long-lived assets as appropriate.

NOTE 4 - RELATED PARTY TRANSACTIONS

    Effective May 15, 2000, the Company entered into an Affiliate and E-Commerce Agreement with Princeton Review Publishing, LLC, and The Princeton Review Management, LLC ("TPR"). Princeton Review Publishing, LLC is a stockholder of the Company and one of its officers and equity holders is a member of the Company's Board of Directors. Under the agreement, TPR pays the Company a fee to participate in the Student Advantage network by placing the Student Advantage logo and content on The Princeton Review's review.com website. In addition, TPR will provide discounts as part of the Student Advantage Membership Program and market the discount to high school, college and university students. Additionally, under the agreement the Company pays TPR a fee in exchange for exclusive advertising sales responsibilities for the review.com website. The agreement expired on March 31, 2002. The Company recorded revenues of $0.2 million and $0.3 million and expenses of $0.2 million and $0.5 million related to this agreement during the three months ended March 31, 2002 and 2001, respectively. Additionally, the Company recorded revenue of slightly more than $0.1 million and expenses of slightly less than $0.1 million related to additional work performed by both parties for the quarter ended March 31, 2002.

    During the quarter ended March 31, 2002, Raymond V. Sozzi, Jr., our Chairman and CEO, advanced an aggregate of $0.3 million to the Company, all of which was repaid during the quarter ended March 31, 2002.

NOTE 5 - OTHER EVENTS

    In February 2002, our subsidiary, OCM Direct and its two subsidiaries, CarePackages, Inc. and Collegiate Carpets, Inc., entered into a revolving loan agreement with Bank of America providing for a $5.0 million loan facility. The interest rate under the facility is LIBOR plus 2.5 percent and the facility is secured by all of the assets of OCM Direct and its two subsidiaries. The Company provided an unsecured guaranty of the obligations of its three subsidiaries to Bank of America. The maturity date of the loan is January 31, 2003, provided that OCM Direct is required to repay all amounts outstanding under the loan for a period of 30 consecutive days between August 1 and October 1, 2002. As of May 9, 2002, the principal amount of borrowings under the revolving loan facility is $4.3 million.

    In connection with the Bank of America borrowings in February 2002, the Company agreed with Reservoir Capital Partners and its two affiliate senior lenders (collectively, the "Lenders") that the Lenders would consent to the Company's guaranty of the obligations of OCM Direct and its subsidiaries to Bank of America, release OCM Direct, CarePackages and Collegiate Carpets (collectively, the "Subsidiaries") from their guaranty of the Company's obligations to the Lenders and also release the Lenders' lien on the Subsidiaries' assets, and waive certain financial covenants in the underlying loan agreements with the Company until March 30, 2002. The parties also agreed that in the event that the Bank of America loan went into default, that default would also constitute an event of default under the agreements with the Lenders and that, under such circumstances, the Lenders could purchase that loan from Bank of America and the borrowings would be deemed borrowings under the Lenders' agreements.

    On May 6, 2002, the Company amended its Loan and Warrant Agreements with the Lenders to provide that the maturity date of the loan will be July 1, 2003. The Company also agreed to pay the Lenders $1.25 million before August 1, 2002 and $1.25 million before September 1, 2002, except that if $10.2 million of principal and interest on the term Loan has been repaid by July 31, 2002, then only the September 1, 2002 payment will be required. On May 14, 2002, the Company prepaid $5.2 million of the loan. Additionally, the amendment changed the number of shares subject to the Term Warrants issued to the Lenders which become exercisable on June 25, 2002 and June 25, 2003, originally set at 500,000 shares, as specified in the Warrant Agreement, such that the number of shares is initially zero but will increase by an aggregate of 41,666 shares for each month after the warrants become exercisable that the outstanding balance of the term loan is $10.0 million, or a pro rata portion of the 41,666 shares if less than the $10.0 million is outstanding. The amendment also modified further certain provisions with the Lenders to: reduce the aggregate of $0.4 million in fees otherwise due on April 15, 2002 to $0.2 million due on July 31, 2002 (with the provision that if all of the principal and interest under the Term Loan is reduced to zero by July 31, 2002, the $0.2 million fee will be reduced to zero), waive the financial covenants under the Loan Agreement, capitalize certain revolving loan interest payments and provided that the Lenders' right to require the Company to purchase the warrants held by the Lenders may not be exercised before July 1, 2003 (absent a loan acceleration).

    In the first quarter of 2002, the Company entered into an agreement with a financial institution to sell an undivided interest in certain trade accounts receivable. Proceeds from the sale of certain receivables during the quarter ended March 31, 2002 were approximately $3.9 million. Costs associated with the sale of receivables, primarily related to the interest and administrative fees were $0.1 million and are included in general and administrative expenses in the Consolidated Statements of Operations. As of March 31, 2002, $1.0 million related to the sale of these accounts receivable was classified as restricted cash and other financing obligations due to a requirement that the Company receive confirmation from the account debtor prior to release of the restriction.

    Effective April 1, 2002, the Company entered into a Sales Agency
Agreement with a third party. Under this agreement the Company will be making quarterly payments to the third party and additional commission payments based on media revenues. Under certain circumstances, including the sale of College Club assets, the Company may be required to provide that third party $3.0 to $3.5 million from any proceeds.

    On April 26, 2002, we received a letter from the Nasdaq National Market indicating that our common stock had not maintained a minimum closing bid price of $1.00 over the previous thirty consecutive trading days. Under applicable Nasdaq rules, our common stock could be delisted from the Nasdaq National Market if the closing bid price of our common stock is not at or above $1.00 for ten consecutive trading days before July 25, 2002. If our common stock were delisted from the Nasdaq National Market, among other things, this could result in a number of negative implications, including reduced liquidity in our common stock as a result of the loss of market efficiencies associated with the Nasdaq National Market as well as the potential loss of confidence by suppliers, customers and employees, the loss of analyst coverage and institutional investor interest, fewer business development opportunities and greater difficulty in obtaining financing. In addition, we may not presently satisfy certain other relevant requirements for continued listing. One possible approach to regain compliance with the minimum closing bid price requirement is to effect a reverse split of our common stock. At present, we have made no decision with respect to this course of action but will continue to evaluate this alternative in light of all other options. A reverse stock split could negatively impact the value of our common stock as the market price of the stock could fall despite the reduction in the number of shares. There can be no assurance that we will be able to obtain the necessary stockholder approvals to effect a reverse split or that such reverse split will be effective to maintain our listing on the Nasdaq National Market.

    On May 6, 2002, the Company issued 3.6 million shares of Student Advantage common stock to three investors for an aggregate purchase price of $2.7 million. These investors have the right, exercisable at any time prior to November 1, 2002, to purchase 450,000 shares of common stock for a purchase price of $0.75 per share and an additional 450,000 shares of common stock with a purchase price of $1.00 per share.

    Effective May 8, 2002, Student Advantage sold the assets relating to its SA Marketing Group business to Triple Dot, Inc., a subsidiary of Alloy, Inc. for a cash payment of $6.5 million (subject to working capital adjustments) and an opportunity to earn up to an additional $1.5 million based on the performance of certain pending proposals. At the same time, the parties entered into a non-compete agreement under which Student Advantage agreed to certain restrictions regarding its events and promotions activities until November 2005. In addition, the parties entered into a market services agreement providing for payments by Student Advantage to Alloy of $2.1 million.

In relation to previous amendments to the Reservoir Loan and Warrant Agreements, for the quarter ended March 31, 2002, the Company issued to the Lenders warrants to purchase 107,481 shares of common stock based on the outstanding balance of the Loans. As of March 31, 2002, the Company valued the warrants issued at the full put-right value of $0.3 million, which is higher than the fair value of the warrants. This amount has been recorded as a deferred financing cost included in other assets in the accompanying balance sheet and is being recognized as interest expense over the term of the debt. In accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the Company will continue to mark the value of these warrants to market at each reporting period and record the warrants at the higher of the put right value or the fair value.

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

OVERVIEW

     Student Advantage, Inc. is an integrated media and commerce company focused on the higher education market. We work in partnership with colleges and universities and in cooperation with businesses to develop products and services that enable students to make less expensive and more convenient purchases on and around campus. We report our revenue in two categories: student services revenue and corporate and university solutions revenue.

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

We recorded deferred compensation of $4.2 million in 1998 and an additional $0.2 million in 1999, which were offset by reductions of $0.3, $0.7 and $0.2 million, during 1999, 2000 and 2001, respectively, due to stock option cancellations as a result of employee terminations. Of the remaining $3.2 million deferred, the full amount has been amortized to expense as of March 31, 2002, of which $1.1, $0.8, $0.5 million and $49,000 was recorded as an expense in 1999, 2000, 2001 and the first three months of 2002 respectively. The stock based compensation charges have been included in the individual operating expense line items in the financial statements.

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

    Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting polices are those described below.

Cash and Cash Equivalents

    The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash and cash equivalents. The Company invests its excess cash in money markets and certificates of deposit, which are subject to minimal credit and market risk. The Company's cash equivalents are classified as "available for sale" and are recorded at cost which approximates fair value. As of March 31, 2002 and December 31, 2001, the Company had cash and cash equivalents of $1.7 and $5.1 million, respectively. In addition to the Company's cash and cash equivalents, the Company had restricted cash of $1.7 and $0.7 million at March 31, 2002 and December 31, 2001, respectively. The Company's restricted cash amounts are related to cash that is held by our third party credit card processor, amounts held in escrow as agreed in certain acquisitions, and at March 31, 2002, $1.0 million related to the sale of accounts receivable.

Accounts Receivable Securitization

    The Company accounts for the securitization of accounts receivable in accordance with SFAS No. 125, "Accounting for Transfers and Servicing of financial Assets and Extinguishment of Liabilities." At the time the receivables are sold, the balances are removed from the Consolidated Balance Sheet. Costs associated with the sale of receivables, primarily related to interest and administrative costs, are included in general and administrative expense in the Consolidated Statements of Operations. During the period ended March 31, 2002, the Company entered into an agreement with a financial institution to sell an undivided interest in certain trade accounts receivable. Proceeds from the sale of certain receivables during the period ended March 31, 2002 were approximately $3.9 million. Costs associated with the sale of receivables, primarily related to the interest and administrative fees were $0.1 million and are included in general and administrative expenses in the Consolidated Statements of Operations. As of March 31, 2002, $1.0 million related to the sale of these accounts receivable was classified as restricted cash and other financing obligations due to a requirement that the Company receive confirmation from the account debtor prior to release of the restriction.

Revenue Recognition

    We report revenues in two categories: student services revenue and corporate and university solutions revenue. Student services revenue is attributable to the parts of our business which are focused primarily on providing goods and services to students, their parents and alumni. The Company derives student services revenue from commerce, subscription and advertising. Commerce revenue is derived primarily from transaction-based revenue earned for reselling products and services, processing stored value transactions and acquiring student customers on behalf of other businesses. To date, commerce revenue has primarily included revenue that we receive from the sale of residence hall linens and related accessories, care packages and diploma frames through direct mail marketing, fees from SA Cash transactions and e-commerce revenue from our network of websites. Commerce revenue is recognized upon the completion of the related contractual obligations. Subscription revenue is derived from membership fees related to enrolling students in the Student Advantage Membership Program. Memberships are distributed in several ways. We sell memberships directly to students and parents of students for an annual membership fee; we distribute memberships at no cost to certain qualified students and we sell memberships to certain of our corporate partners for resale to students at their retail locations. Subscription revenue is recognized ratably from the date of subscription to the end of the annual membership period, which ends on August 31 of each year. Advertising revenue consists primarily of fees for banner advertisements and sponsorships on our network of websites. Website advertising revenue is recognized as the related impressions are displayed, provided that no significant obligations remain and collection of the related receivable is assured. Certain advertising arrangements include guarantees of a minimum number of impressions. For arrangements with guarantees, revenue is recognized based upon the lesser of: (1) ratable recognition over the period the advertising is displayed, provided that no significant Company obligations remain and collection of the receivable is assured, or (2) a pro-rata portion of contract revenue based upon impressions delivered relative to minimum guaranteed impressions to be delivered.

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

    In accordance with the EITF Issue No. 99-17 "Accounting for Advertising Barter Transactions," the Company has appropriately recorded barter revenue and expense based upon the fair value of the advertising surrendered in the transaction. Fair value is established by reference to comparable cash transactions during the six-month period preceding the barter transaction. Generally, barter transactions involve exchanges of banner advertising. For the three months ended March 31, 2002 and 2001, the Company recorded $1.1 and $1.4 million of barter revenue and $1.1 and $1.4 million of barter expense recorded as sales and marketing expense, respectively.

    In accordance with Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" and EITF Issue No. 99-19 "Reporting Revenue Gross as a Principal versus Net," the Company has evaluated its revenue and determined that it is being appropriately reported in accordance with the guidance. The Company has recorded certain of its commerce revenue at gross as the Company is considered the primary obligor in the transaction.

Intangible and Other Assets

    Intangible assets include the excess of the purchase price over identifiable net assets acquired in acquisitions. Such assets include goodwill, completed technology, workforce, customer lists, non-compete agreements, websites and other intangible assets, which are being amortized on a straight-line basis over their estimated economic lives ranging from two to fifteen years. Accumulated amortization was $11.3 and $11.1 million at March 31, 2002 and December 31, 2001, respectively. The Company periodically evaluates its intangible assets for potential impairment. As a result of the application of SFAS 142 in 2002, the Company has stopped amortizing all remaining goodwill in the first quarter of 2002.

Long-Lived Assets

     The Company assesses the realizability of long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company reviews its long-lived assets for impairment as events and circumstances indicate the carrying amount of an asset may not be recoverable. The Company evaluates the realizability of its long-lived assets based on profitability and cash flow expectations for the related asset. As a result of its review, the Company recorded asset impairment charges of $1.9 million for the year ended December 31, 2001. There were no impairments for the period ended March 31, 2002.

Concentrations of Credit Risk and Significant Customers

    SFAS No. 105, "Disclosure of Information About Financial Instruments with Concentrations of Credit Risk", requires disclosure of any significant off-balance sheet risk and concentrations of credit risk. The Company does not have any significant off-balance sheet risk. Financial instruments, which potentially expose the Company to concentration of credit risk, are comprised primarily of cash, cash equivalents, restricted cash and trade accounts receivable. The Company places its cash and cash equivalents and restricted cash with financial institutions that have high credit ratings. Management believes its credit policies are prudent and reflect normal industry terms and business risk. The Company does not anticipate non-performance by the counterparties and, accordingly, does not require collateral. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales. To reduce risk, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management's expectations. For the periods ended March 31, 2002 and 2001, one customer accounted for 17% and 15% of total revenue, respectively. At March 31, 2002, there were no individual customers that accounted for a significant portion of accounts receivable. At December 31, 2001, one customer accounted for 33% of accounts receivable.

Warrants

    In relation to previous amendments to the Reservoir Loan and Warrant Agreements, for the quarter ended March 31, 2002, the Company issued to the Lenders warrants to purchase 107,481 shares of common stock based on the outstanding balance of the loans. As of March 31, 2002, the Company valued the warrants issued at the full put-right value of $0.3 million, which is higher than the fair value of the warrants. This amount has been recorded as a deferred financing cost included in other assets in the accompanying balance sheet and is being recognized as interest expense over the term of the debt. In accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the Company will continue to mark the value of these warrants to market at each reporting period and record the warrants at the higher of the put right value or the fair value.

RESULTS OF OPERATIONS

     The financial statements for the interim period ended March 31, 2001 have been restated to reflect the acquisition of Edu.com, which has been accounted for under the purchase method of accounting.

Comparison of Quarter Ended March 31, 2002 with Quarter Ended March 31, 2001

     Revenue. Total revenues decreased to $10.1 million for the first quarter of 2002 from $13.2 million for the first quarter of 2001, due to decreases in student services revenue of $0.4 million and in corporate and university solutions revenue of $2.7 million.

     Student Services Revenue. Student services revenue decreased to $8.7 million in the first quarter of 2002 from $9.0 million in the first quarter of 2001. The decrease in student services revenue was primarily due to the one time recognition of $1.0 million in revenue related to Edu.com in the first quarter of 2001, to the divestitures of eStudentLoan and Rail Connection in 2001 and decreased online advertising on our network of web sites. These decreases were offset in part by revenue from OCM Direct, our direct mail business, which we acquired in June 2001.

     Corporate and University Solutions Revenue. Corporate and university solutions revenue decreased to $1.5 million in the first quarter of 2002 from $4.2 million in the first quarter of 2001. The decrease in revenues was primarily due to the sale of our Voice FX business on December 31, 2001, and also as the result of a reduction in marketing spending by several of our corporate customers. The reduction in marketing spend is attributed to the continued overall slow-down in the economy and more specifically, the advertising and marketing industry.

     General Motors accounted for 17% of total revenue and 20% of student services revenue in the first quarter of 2002 and 15% of both total revenue and student services revenue in the first quarter of 2001. Capital One accounted for 10% of total revenue and 33% of corporate and university solutions revenue in the first quarter of 2001. The revenue attributable to Capital One was related to our Voice FX business, which was sold December 31, 2001. Consequently, we have not and do not expect to earn significant revenues from Capital One in 2002.

     Cost of Student Services Revenue. Cost of student services revenue consists of the costs associated with subscription, commerce and advertising revenue. Subscription costs consists of the costs associated with the fulfillment of membership subscriptions and customer service. Commerce costs include costs of goods paid to third parties in connection with selling products and personnel-related costs associated with acquiring customers for the Company and our corporate clients. Advertising costs consist primarily of royalties paid to colleges and universities and fees paid to partners in exchange for the right to place media inventory on such partners' web sites. Cost of student services revenue increased to $2.7 million in the first quarter of 2002 from $1.8 million in the first quarter of 2001. The increase was primarily due to an increase in costs of goods paid to third parties in connection with selling products a result of the acquisition of OCM Direct in June 2001.

     Cost of Corporate and University Solutions Revenue. Cost of corporate and university solutions revenue consists primarily of the costs of marketing services and the costs of acquiring customers on behalf of our corporate clients. Marketing services costs primarily include the direct and indirect costs associated with planning and implementing events and promotions. Cost of corporate and university solutions revenue decreased to $1.0 million in the first quarter of 2002 from $2.4 million in the first quarter of 2001, consistent with decreases in revenues of both marketing services and the decrease in revenues due to the sale of our Voice FX business on December 31, 2001.

     Product Development. Product development expenses consist primarily of personnel-related and consulting costs associated with the development and enhancement of our suite of products, which includes the Student Advantage Membership Program, the SA Cash Program and our network of web sites. Product development expenses decreased to $2.1 million in the first quarter of 2002 from $5.8 million in the first quarter of 2001. The decrease was primarily due to the sale of our eStudentLoan and Voice FX businesses in the fourth quarter of 2001, the expected impact of the reduction in number of employees engaged in product development implemented in the fourth quarter of 2001 and the Company's overall continued reduction in technology spending.

     Sales and Marketing. Sales and marketing expenses consist primarily of personnel and other costs related to our sales and marketing programs. Sales and marketing expenses decreased to $5.3 million in the first quarter of 2002 from $6.0 million in the first quarter of 2001. The decrease was primarily due to the expected impact of reduction in number of employees engaged in sales and marketing implemented in the fourth quarter of 2001, a decrease in barter expense and the sale of our Voice FX business on December 31, 2001. The decrease was partially offset by an increase in sales and marketing expenses associated with the OCM Direct business which was acquired in June 2001.

     General and Administrative. General and administrative expenses consist primarily of costs related to general corporate functions, including executive management, finance, human resources, facilities, accounting and legal. General and administrative expenses increased to $3.9 million in the first quarter of 2002 from $2.8 million in the first quarter of 2001. The increase was primarily due to general and administrative costs associated with OCM Direct which was acquired in June 2001.

     Depreciation and Amortization. Depreciation expense increased to $1.7 million in the first quarter of 2002 from $1.4 million in the first quarter of 2001 primarily as a result of our acquisition of OCM Direct in June 2001, which was partially offset by the sale of our Voice FX and eStudentLoan businesses in the fourth quarter of 2001. Amortization expense decreased to $0.2 million in the first quarter of 2002 from $1.4 million in the first quarter of 2001 as a result of the application of SFAS 142 in 2002. In accordance with SFAS 142, the Company is continuing to amortize the value of acquired customer contracts, customer lists, technical intangibles and trademarks attributable to the acquisition of OCM Direct. The remaining goodwill attributable to OCM Direct will not be amortized, but will be subject to an impairment test.

    Equity Interest in Edu.com. In the second quarter of 2001, the Company purchased substantially all of the assets of Edu.com, Inc. Prior to the acquisition, the Company held a minority interest in Edu.com, which was accounted for under the cost method of accounting. The resulting treatment of the additional investment in the second quarter of 2001 was in accordance with Accounting Principles Bulletin: The Equity Method for Accounting for Investments in Common Stock ("APB 18"), which requires the application of step accounting in accordance with Accounting Research Bulletin 51: Consolidated Financial Statements Elimination of

Intercompany Investment ("ARB 51"). Accordingly, the Company retroactively restated our investment in Edu.com on the equity method of accounting and recorded its ownership percentage of Edu.com's net loss. As a result of applying the equity method to the Edu.com investment, the Company recorded an equity interest in Edu.com's net loss of $0.5 million for the quarter ended March 31, 2001.

     Interest Expense, Net. Interest expense, net, includes interest income from cash balances and interest expense related to the Company's financing obligations. Interest expense, net, was $0.6 million in the first quarter of 2002 compared to of $0.1 million in the first quarter of 2001. The increase in expense was a result of interest expense related to the $10.2 million term loan, the $5.0 million revolving loan entered into by the Company in June 2001, the related warrants issued related to those loans and the $5.0 million revolving loan facility entered into by OCM Direct in February 2002.

LIQUIDITY AND CAPITAL RESOURCES

    Since our inception, we have financed our operations primarily through the private placement and public offering of securities, cash from operations, borrowings under our term loan, credit facilities, loans from equity holders, sales of accounts receivable and dispositions of businesses. In May 2001, we completed a private placement of equity securities to new and existing investors and received $9.8 million in net proceeds. In June 2001, we received $14.5 million in net proceeds from a $10.0 million term loan and a $5.0 million revolving credit facility provided by entities affiliated with Reservoir Capital Partners, who we refer to collectively as Reservoir Capital. In February 2002, our subsidiary, OCM Direct and its subsidiaries, entered into a revolving loan agreement with Bank of America providing for a $5.0 million loan facility. In May 2002, we completed a private placement of equity securities to new and existing investors and received $2.7 million in net proceeds. During the quarter ended March 31, 2002, Raymond V. Sozzi, Jr., our Chairman and CEO, advanced an aggregate of $0.3 million to the Company, all of which was repaid during the period ended March 31, 2002.

    As of March 31, 2002 and December 31, 2001, the Company had cash and cash equivalents of $1.7 million and $5.1 million, respectively. In addition to the Company's cash and cash equivalents, the Company had restricted cash of $1.7 million and $0.7 million at March 31, 2002 and December 31, 2001, respectively. The Company's restricted cash amounts are related to cash that is held by our third party credit card processor, amounts held in escrow as agreed in certain acquisitions, and at March 31, 2002, $1.0 million related to the sale of accounts receivable due to a requirement that the Company receive confirmation from the account debtor prior to release of the restriction.

    Net cash used for operating activities was $7.2 million for the three months ended March 31, 2002, an increase of $0.3 million compared to net cash used for operating activities of $6.9 million for the three months ended March 31, 2001. Net cash used in the three months ended March 31, 2002 was primarily a result of a net loss of $7.6 million, an increase in inventory of $1.5 million, a decrease in deferred revenue of $1.2 million and a decrease in accounts payable and accrued expenses of $2.1 million. The net loss for the three months ended March 31, 2002 was partially offset by depreciation and amortization of $1.9 million and a decrease in accounts receivable of $2.7 million.

    Net cash used for investing activities was $378,000 for the three months ended March 31, 2002, a decrease of $54,000 compared to net cash used for investing activities of $432,000 for the three months ended March 31, 2001. Net cash used in the three months ended March 31, 2002 and 2001 was due to purchases of fixed assets. Net cash provided by financing activities was $4.2 million for the three months ended March 31, 2002, an increase of $4.7 million compared to net cash used for financing activities of $0.4 million for the three months ended March 31, 2001. The proceeds provided by financing activities in the three months ended March 31, 2002 were primarily the result of the net proceeds of $4.7 million from the revolving credit facility with Bank of America and $1.0 million related to the sale of certain amounts receivable classified as other financing obligations pending the removal on the restriction of the related cash.

    As of May 14, 2002, the outstanding principal balance under our credit facility with Reservoir Capital was $10.0 million. The terms of our credit facility with Reservoir Capital, as amended through May 6, 2002, requires that we make a payment of $1.25 million not later than August 1, 2002 and make an additional payment of $1.25 million not later than September 1, 2002, except that if $10.2 million of principal and interest is prepaid by July 31, 2002, only the September 1, 2002 payment is required. On May 14, 2002, the Company prepaid $5.2 million of the Loan. The May 6, 2002 amendment changed the maturity date of the credit facility from June 2004 to July 1, 2003, eliminated the Lender's option to terminate the credit facility and require repayment by January 1, 2003 and provided that the Lenders' right to require the Company to purchase certain warrants held by the lenders may not be exercised before July 1, 2003 (absent a loan acceleration). The Company also modified the agreements with Reservoir Capital to reduce the aggregate of $0.4 million in fees otherwise due on April 15, 2002 to $0.2 million due to July 31, 2002 (with the provision that if all of the principal and interest under the Term Loan is reduced to zero by July 31, 2002, the $0.2 million fee will be reduced to zero), waive the financial covenants under the Loan Agreement and capitalize certain revolving loan interest payments.

    The credit facility with Reservoir Capital is secured by substantially all of our assets and all of the assets of our subsidiaries other than OCM Direct and its subsidiaries. Interest accrues under the credit facility at 12% per annum, and interest on the term loan portion is capitalized unless, under certain circumstances, the lenders elect to have us pay such interest, in which case, we may choose to pay the accrued interest in cash or in shares of our common stock (provided that the option to pay in common stock will only be available if, after issuance of such shares of common stock, the shares would be the subject of an effective registration statement or could be immediately resold by the Lenders). If we elect to pay interest in common stock, the number of shares of common stock deliverable will be determined by dividing the amount of interest being paid by 80% of the volume weighted average price as of the applicable term loan interest payment date. We also pay annual facility and commitment fees equal to 2.5% of the amounts borrowed. The credit facility requires that we and our subsidiaries comply with certain affirmative and negative covenants, including limitations on the incurrence of additional indebtedness and mandatory prepayments in the event that we complete equity financings or asset dispositions.

    In February 2002, our subsidiary, OCM Direct, and its subsidiaries, CarePackages and Collegiate Carpets, entered into a revolving loan agreement with Bank of America providing for a $5.0 million loan facility. The interest rate under the facility is LIBOR plus 2.5 percent, and the facility is secured by all of the assets of OCM Direct and its two subsidiaries. Student Advantage provided an unsecured guaranty of the obligations of OCM Direct and its subsidiaries to Bank of America. The maturity date of the loan is January 31, 2003, provided that OCM Direct is required to repay all amounts outstanding under the loan for a period of 30 consecutive days between August 1 and October 31, 2002. As of May 9, 2002, the principal amount outstanding under the revolving loan facility was $4.3 million.

      The Company has experienced substantial net losses since its inception and, as of March 31, 2002, had an accumulated deficit of $116.4 million. Such losses and accumulated deficit resulted primarily from significant costs incurred in the development of the Company's products and services and the establishment of the Company's infrastructure. The Company has taken significant steps through the restructuring that it announced in October 2001 to reduce operating costs for 2002. Based in part on the anticipated impact of the transactions described in Note 5 below, the Company currently anticipates that its available cash resources, together with cash expected to be provided from operations based upon an anticipated increase in revenue for the remainder of 2002 and the first quarter of 2003, will be sufficient to meet its anticipated needs for working capital and capital expenditures for at least the next 12 months. For purposes of evaluating cash resources during the next 12 months, the Company has assumed that it will not be required to repay any amounts under our credit facility with Reservoir Capital other than the two required payments of $1.25 million each in August 2002 and September 2002, except that if $10.2 million of principal and interest on the term loan has been repaid by July 31, 2002, only the September 1, 2002 payment will be required. On May 14, 2002 the Company prepaid $5.2 million of the loan. On May 6, 2002, the Company amended its agreement with Reservoir Capital to eliminate the call option on June 25, 2002, revised the maturity date of the loan to July 1, 2003 and provided that the lenders' right to require the Company to purchase the warrants held by the Lenders may not be exercised before July 1, 2003 or upon the earlier acceleration of the loan. The Company's expectations regarding available cash resources during the next 12 months are also based on significant reductions in the net loss that the Company expects to incur for the remainder of 2002 and the first quarter of 2003. The Company's assessment of available cash resources is also based on the disposal of its SA Marketing Group business and the receipt of the cash from the sale of the SA Marketing Group business. If the Company's revenue and expense projections do not materialize as anticipated or if the Company is otherwise required to repay the amounts outstanding under the Company's credit facility with Reservoir Capital, the Company will be required to obtain additional financing. Failure to generate sufficient revenues, obtain additional capital or financing if needed, or reduce certain discretionary spending if necessary, could have a material adverse effect on the Company's ability to achieve its intended business objectives.

We may also pursue acquisitions. Any significant acquisitions by us may require additional equity or debt financing to fund the purchase price, if paid in cash. To the extent that we finance our requirements through the issuance of additional equity securities, any such issuance would result in dilution to the interests of our stockholders. Furthermore, to the extent that we incur indebtedness in connection with financing activities, we will be subject to all of the risks associated with incurring substantial indebtedness, including the risk that interest rates may fluctuate and cash flow may be insufficient to pay principal and interest on any such indebtedness. We have no current arrangements with respect to, or sources of, additional financing. There can be no assurance that any additional financing will be available to us on acceptable terms, if at all.

FACTORS THAT MAY AFFECT FUTURE RESULTS

WE HAVE EXPERIENCED LOSSES IN THE PAST AND EXPECT FUTURE LOSSES

    We have not achieved profitability and have incurred significant operating losses to date. We incurred net losses of $35.8 million and $28.7 million in 2001 and 2000, respectively, and a net loss of $7.6 million in the first quarter of 2002. As of March 31, 2002, our accumulated deficit was $116.4 million. We expect to continue to incur significant operating and capital expenditures and, as a result, we will need to generate significant revenue and reduce expenses to achieve and maintain profitability. There are no assurances that we will be able to reduce our expenses without affecting our ability to generate revenues, consummate transactions or achieve and sustain profitability.

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

WE MAY NEED ADDITIONAL CAPITAL, AND THE FUTURE FUNDING OF THESE CAPITAL NEEDS IS UNCERTAIN

    We require substantial working capital to fund our business. Due in part to the spending patterns of students and universities and our need to acquire inventory for our OCM Direct business, we experience seasonal variations in our receipts and expenditures of cash. We have experienced and expect to continue to experience periodic cash demands that exceed our cash flow and may require additional external financing through credit facilities, sale of debt or equity securities or by obtaining other financing facilities to support our operations. In addition, we will require additional equity or debt financing to fund the purchase price, to the extent payable in cash, for any future significant acquisitions. Our loan agreement with Reservoir Capital Partners imposes significant restrictions on our ability to make investments and acquisitions, obtain other financing, and realize proceeds from sales of business units.

    In addition, additional funds raised through the issuance of equity securities or securities convertible into stock may have negative effects on our stockholders, such as a:

    o  dilution in percentage of ownership in the Company, and

    o the rights, preferences or privileges of the new security holders may be senior to those of the common stockholders.

    Also, additional financing may not be available when needed or available on terms favorable to us. Our failure to raise additional funds, if needed, or secure an additional credit facility may result in our inability to:

    o maintain, develop or enhance our offerings or presence in existing markets,

    o  penetrate new markets or take advantage of future opportunities, or

    o  respond to competitive pressures.

WE HAVE TAKEN ON A MATERIAL AMOUNT OF INDEBTEDNESS

    We incurred material indebtedness in connection with the acquisition of OCM Direct in June 2001 under the terms of the loan agreement we entered into with Reservoir Capital Partners and two affiliated entities (collectively, "the Lenders"). As of May 14, 2002, we had $10.0 million of outstanding principal indebtedness under the loan agreement. The loan agreement imposes significant restrictions on our ability to raise additional equity, make investments and acquisitions, obtain other financing, and realize proceeds from sales of business units. We are required to make periodic interest payments over the borrowing period, at the end of which, the total outstanding principal balance will become due and payable. In May 2002, we amended the loan agreement to change the maturity date of the credit facility to July 1, 2003, eliminate the Lenders' option to terminate the credit facility and require repayment by January 1, 2003 and provide that the Lenders' right to require the Company to purchase certain warrants held by the Lenders may not be exercised before July 1, 2003 (absent an acceleration of the maturity date of the loan). In addition we are required to pay the Reservoir Lenders $1.25 million on or before each of August 1, 2002 and September 1, 2002, except that if $10.2 million of principal and interest is prepaid by July 31, 2002, only the September 1, 2002 payment is required. On May 14, 2002, the Company prepaid $5.2 million of the Loan.

     In February 2002, OCM Direct and its two subsidiaries entered into a loan and security agreement with Bank of America providing for a secured revolving loan of up to $5.0 million, which is guaranteed on an unsecured basis by Student Advantage. The maturity date of the loan is January 31, 2003, provided that OCM Direct is required to repay all amounts outstanding under the loan for a period of 30 days between August 1 and October 31, 2002. As of May 9, 2002, the principal indebtedness due under this facility was $4.3 million.

Our debt may have important consequences to us, including but not limited to the following:

    o our ability to obtain additional financing for any future acquisitions, working capital, capital expenditures or other purposes maybe impaired or any such financing may not be on terms favorable to us;

    o a substantial decrease in net operating cash flows or increase in expenses could make it difficult for us to meet our debt service requirements or force us to modify our operations or sell assets; and

    o our debt structure may place us at a competitive disadvantage and affect our ability to adjust rapidly to market conditions or may make us vulnerable to a downturn in our business or the economy generally or changing market conditions and regulations.

     Our ability to repay or to refinance our obligations with respect to our indebtedness will depend on our future financial and operating performance, which, in turn, may be subject to prevailing economic and competitive conditions and other factors, many of which are beyond our control. Our ability to meet our debt service and other obligations may depend in significant part on the extent to which we can successfully implement our business and growth strategy. There can be no assurance that we will be able to successfully implement our strategy or that the anticipated results of our strategy will be realized.

WE MAY FACE CHALLENGES MAINTAINING OUR NASDAQ NATIONAL MARKET LISTING

    On April 26, 2002, we received a letter from the Nasdaq National Market indicating that our common stock had not maintained a minimum closing bid price of $1.00 over the previous thirty consecutive trading days. Under applicable Nasdaq rules, our common stock could be delisted from the Nasdaq National Market if the closing bid price of our common stock is not at or above $1.00 for ten consecutive trading days before July 25, 2002. If our common stock were delisted from the Nasdaq National Market, among other things, this could result in a number of negative implications, including reduced liquidity in our common stock as a result of the loss of market efficiencies associated with the Nasdaq National Market as well as the potential loss of confidence by suppliers, customers and employees, the loss of analyst coverage and institutional investor interest, fewer business development opportunities and greater difficulty in obtaining financing. In addition, we may not presently satisfy certain other relevant requirements for continued listing. One possible approach to regain compliance with the minimum closing bid price requirement is to effect a reverse split of our common stock. At present, we have made no decision with respect to this course of action but will continue to evaluate this alternative in light of all other options. A reverse stock split could negatively impact the value of our common stock as the market price of the stock could fall despite the reduction in the number of shares. There can be no assurance that we will be able to obtain the necessary stockholder approvals to effect a reverse split or that such reverse split will be effective to maintain our listing on the Nasdaq National Market.

GENERAL MARKET CONDITIONS COULD ADVERSELY AFFECT OUR BUSINESS

    We believe that general economic conditions and the financial difficulties that many companies have experienced have caused a slowdown in consumer and business spending and in companies' budgets for marketing services and have reduced the perceived urgency by companies to begin or to continue marketing initiatives. As a result, our current customers may cancel or delay spending on marketing and other initiatives and there may be a decrease in demand for our services from potential customers. If companies continue to delay or reduce their marketing initiatives because of the current economic climate, or for other reasons, our business, financial condition and results of operations could be materially adversely affected. Moreover, the current market conditions have decreased the demand for online advertising, and have put downward pressure on the cost per thousand impressions which we can charge for such advertising and have increased the likelihood that, despite our best efforts and written agreements supporting such efforts, certain of our customers may be unable to pay for such advertising service we have provided to them. In addition, recent acts of terrorism have reduced consumer spending on transportation and travel services and have exacerbated political, financial, and economic uncertainties, which may cause our revenues related to these businesses to suffer.

WE HAVE A LIMITED OPERATING HISTORY AND MAY FACE DIFFICULTIES ENCOUNTERED BY EARLY STAGE COMPANIES IMPLEMENTING AN ONLINE AND OFFLINE STRATEGY

    We have a limited operating history on which an investor can evaluate our business. An investor in our common stock must consider the risks and difficulties frequently encountered by early stage companies implementing an online and offline strategy. These risks include, without limitation, our possible inability to:

    o  sustain historical revenue growth rates,

    o  generate sufficient revenue to achieve and maintain profitability,

    o  generate or raise sufficient capital to operate and expand our business,

    o  implement our business model,

    o maintain the satisfaction of our members and users, and our university and corporate partners,

    o introduce new and enhanced web and offline products, content, and services and avail ourself of current opportunities, and

    o respond to current opportunities, competitive developments and market conditions.

    If we do not successfully manage these risks, our business, results of operations and financial condition will be materially adversely affected. We cannot assure you that we will successfully address these risks or that our business strategy will be successful.

WE MAY NOT SUCCESSFULLY IMPLEMENT OUR BUSINESS STRATEGY

    In order to successfully implement our business strategy, we must:

    o maintain our network of university-endorsed relationships as our primary access point to students, their parents and alumni for delivery of our Membership, SA Cash and OCM Direct products and services, and our online Official College Sports Network website,

    o  maintain our network of corporate sponsors,

    o  continue to aggressively build the Student Advantage brand,

    o continue to increase our student reach and grow the number of paid participants in our Membership Program through OCM Direct sales, online membership sales, corporate sponsored distributions, and university and college sales, and

    o continue to establish our network of websites as part of our integrated approach for delivering our products and services, including licensed college sports products, member registration and renewal, information regarding national and local sponsors, and customer service.

    We are dependent on maintaining college and university relationships to market and sell our products and services. Our ability to maintain these alliances and relationships and to develop new alliances and relationships is critical to our ability to maintain our members, our direct mail customers, our SA Cash university partners and our Official College Sports Network university partners. A failure to acquire or maintain alliances and relationships with colleges and universities could have a material adverse effect on our business.

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

    We may encounter difficulties in establishing or maintaining our network of web sites. Several companies that provide content to our web sites have discontinued operations or filed for bankruptcy protection. We may be forced to procure services from other suppliers, and cannot assure you that we will be able to do so in a timely and cost-effective manner, and may be required to alter certain of our offerings to reflect such events. In addition, our members and customers may perceive our web sites to be lacking certain content or attributes due to the failure of certain business partners. Finally, we cannot guarantee that Internet users will maintain interest in our network of websites. A decline in membership or usage of our network of websites would decrease revenue.

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

    During the second quarter of 2001, AT&T completed its obligation to purchase Student Advantage memberships in bulk. In prior periods, the majority of student memberships have been obtained through AT&T or other corporate partners' promotional offers of Student Advantage memberships. These promotional offers have typically included a free one-year membership in the Student Advantage Membership Program. Our corporate partners have purchased Student Advantage memberships in bulk to fulfill these promotional offers. We have focused our efforts to change the marketing model for the sale of memberships from a primarily bulk sale model to a more balanced model which includes the sale of memberships to both corporate partners in bulk and direct sales to individuals. We expect to sell memberships under this new model through our corporate partners, the Student Advantage network of websites, our direct mail marketing business and other related marketing channels. We have experienced and anticipate continuing to experience a decline in the overall number of memberships sold through bulk sale arrangements, although we expect that this decline will be partially offset by an increase in the number of individual memberships sold at a higher per unit price point. The inability to successfully develop this marketing model or the related sales channels could have a materially adverse effect on the business and our ability to attract and retain corporate partners. It is difficult for us to project future levels of subscription, transaction-related and advertising revenues and profits.

A LIMITED NUMBER OF CUSTOMERS CURRENTLY ACCOUNT FOR A SIGNIFICANT PERCENTAGE OF OUR TOTAL REVENUES

    A limited number of customers currently account for a significant percentage of our total revenues. In the first quarter of 2002, two customers, in the aggregate, accounted for approximately 22% of our revenue. In 2001, three customers, in the aggregate, accounted for approximately 33% of our total revenue. While we anticipate that revenue from this limited number of customers will decline as a percentage of total revenues, we expect a limited number of customers to continue to account for a significant percentage of total revenues in the future, and we believe that we must continue to acquire additional customers to be successful. The loss of any one of these customers, or a material decrease in the services provided to these customers, could have a materially adverse effect on our business. In addition, many of our customers have slowed their payment cycles, and because a substantial portion of our revenue is generated from a limited number of customers, the non-payment or late payment of amounts due from customers could have a material adverse effect on our business, financial condition and results of operations.

COLLEGES AND UNIVERSITIES ARE INCREASINGLY RELUCTANT TO PERMIT BUSINESSES TO MARKET PRODUCTS AND SERVICES ON CAMPUS

    Colleges and universities are becoming increasingly wary of businesses that market products and services to their students. Recent proposed and enacted laws (including recent California legislation) may restrict how companies can market products and services to students. Many colleges and universities are seeking to decrease or eliminate such marketing. In particular, colleges and universities are concerned that many students have incurred substantial levels of credit card debt. As a result, colleges and universities often attempt to prevent credit card companies and other companies that offer credit from marketing to their students. In the past, we have been mistaken for a credit card company because we give students a plastic card and a unique identification number to represent their membership. This sometimes makes it difficult for us to gain access to college and university students, as we have been denied access to certain college and university campuses in the past.

OUR BUSINESS IS SUBJECT TO SEASONAL FLUCTUATIONS, WHICH MAY AFFECT OUR REVENUES AND OPERATING RESULTS

    We tend to sell most of our memberships in the beginning of each academic term. All of these memberships expire on August 31 of each year. Because the aggregate number of memberships within a school year increases as new members are added and because we recognize revenue from memberships ratably over the period from the time of subscription until the end of our membership year, our subscription revenue will typically be higher in the first and second quarters than in the fourth quarter of each fiscal year. It is difficult to determine how the third quarter will typically compare, since it includes two calendar months from the end of a membership year and the first month of the subsequent membership year. In addition, a significant portion of the direct mail business revenue is recognized during the third quarter. The revenue on these sales is generally recognized when the products are shipped to our customers. Our limited operating history and rapid growth make it difficult for us to more fully assess the impact of seasonal factors on our business.

OUR QUARTERLY REVENUES AND OPERATING RESULTS ARE NOT INDICATIVE OF FUTURE PERFORMANCE AND ARE DIFFICULT TO FORECAST

    In addition to the seasonal fluctuations described above, our revenues and operating results may vary from quarter to quarter for a variety of other reasons, such as the timing of revenues from corporate sponsors or non-recurring revenues or charges.

    You should not rely on quarter-to-quarter comparisons of our operating results or our operating results for any particular quarter as indicative of our future performance. It is possible that in some future periods our operating results may be below the expectations of public market analysts and investors. In this event, the price of our common stock might fall. A significant portion of our revenue is derived from our membership and direct mail business. A significant percentage of our members graduate each year and, therefore, do not renew their memberships. Furthermore, substantially all of our memberships expire annually and require our members to renew the membership subscription. Our revenue growth is highly dependent upon our ability to market the value of our Membership Program to college students and to retain members on a yearly basis. To date, we have not maintained sufficient data to determine the specific number of members who renew on a yearly basis. Through our direct mail business, a disproportionate share of our revenue is recorded in the second and third quarter of each calendar year as a result of the timing of our mailings and customer demand. A failure to acquire new members, renew current members or to predict customer demand in our direct mail business could have a material adverse effect on our business.

WE FACE SIGNIFICANT COMPETITION, WHICH COULD ADVERSELY AFFECT OUR BUSINESS

We compete with other companies targeting the student population, such as:

    o publishers and distributors of traditional offline media, particularly those targeting college students, such as campus newspapers, other print media, television and radio;

    o providers of payment platforms such as stored-value cards and credit cards; and

    o vendors of college student information, merchandise, products and services distributed through online and offline means, including retail stores, direct mail and schools.

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

    In May 2002, we sold our SA Marketing Group business to Triple Dot, a subsidiary of Alloy and in connection with the sale, agreed that we could not compete in certain events and promotions businesses until November 2005.

WE MAY UNDERTAKE ADDITIONAL ACQUISITIONS OR DIVESTITURES THAT MAY LIMIT OUR ABILITY TO MANAGE AND MAINTAIN OUR BUSINESS, MAY RESULT IN ADVERSE ACCOUNTING TREATMENT AND MAY BE DIFFICULT TO INTEGRATE INTO OUR BUSINESS

    From January 1, 1999 to date, we acquired fifteen businesses and have sold five others. In the future, the Company may undertake additional acquisitions and sales of certain businesses or operations. These transactions involve a number of risks, including:

    o diversion of management attention and transaction costs associated in negotiating and closing the transaction;

    o challenges in determining the fair value of goodwill, which could adversely affect our results from operations;

    o  under-performance of an acquired business relative to our expectations;

    o inability to retain the customers, management, key personnel and other employees of the acquired business;

    o inability to establish uniform standards, controls, procedures and policies;

    o inability to fully utilize all intellectual property of the acquired company;

    o exposure to legal claims for activities and obligations of the acquired business arising from events occurring prior to the acquisition; and

    o inability to realize the benefits of divestitures and collect monies owed to us.

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

WE MUST MANAGE OUR GROWTH AND CONSOLIDATION SUCCESSFULLY, INCLUDING THE INTEGRATION OF ACQUIRED COMPANIES, IN ORDER TO ACHIEVE OUR DESIRED RESULTS

    We have experienced dramatic growth in personnel in recent years and expect to continue to hire additional personnel in selected areas. We also reduced our workforce in 2001 to decrease our costs and create greater operational efficiency. This growth and consolidation requires significant time and resource commitments from us and our management. Further, as a result of our acquisitions, approximately 65% of our employees are based outside of our Boston headquarters. If we are unable to effectively manage a large and geographically dispersed group of employees, anticipate our future growth or manage our consolidations effectively, our business will be adversely affected.

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

WE MUST ATTRACT AND RETAIN KEY MANAGEMENT AND OTHER HIGHLY QUALIFIED PERSONNEL IN A COMPETITIVE LABOR MARKET

    Our success depends largely upon the continued service of our executive officers, including Raymond V. Sozzi, Jr., our president and chief executive officer, and other key management and technical personnel, and our ability to continue to attract, retain and motivate other qualified personnel. Competition for such personnel is high. We have experienced, and we expect to continue to experience in the future, difficulty in hiring highly skilled employees with the appropriate qualifications. Furthermore, our business is labor intensive. If our ability to assemble a qualified work force were impaired, or if we do not succeed in attracting new personnel and retaining and motivating our current personnel, our business could be adversely affected.

OUR SYSTEM MAY FAIL OR EXPERIENCE A SLOWDOWN

    Substantially all of our communications hardware and certain of our other computer hardware operations are located at third-party locations such as Hosting.com in Boston, Massachusetts and Navisite in Andover, Massachusetts and San Jose, California. Fire, floods, earthquakes, power loss (whether through brown-outs or the like) or distribution issues, telecommunications failures, break-ins, acts of terrorism, and similar events could damage these systems. Computer viruses, electronic break-ins or other similar disruptive problems could also adversely affect our websites. Our business could be adversely affected if our systems were affected by any of these occurrences. At least one of our system providers has filed for bankruptcy protection, which could limit our ability to exercise certain rights under our agreement with that party, and has caused us to divert internal resources to address contingency plans. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems. We do not presently have any secondary "off-site" systems or a formal disaster recovery plan. Our network of websites must accommodate a high volume of traffic and deliver frequently updated information. Our websites have in the past and may in the future experience slower response times or decreased traffic for a variety of reasons. These types of occurrences could cause users to perceive our websites as not functioning properly and therefore cause them to use another website or other methods to obtain information.

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

WE MAY BE SUBJECT TO LITIGATION WHICH COULD HAVE A MATERIAL ADVERSE EFFECT UPON OUR BUSINESS

    Our industry has been the subject of substantial amounts of litigation regarding intellectual property and contractual rights. Consequently, there can be no assurance that third parties will not allege claims against us with respect to current or future trademarks, advertising or marketing strategies, our syndication of content to third parties offering archived database service, business processes or other proprietary rights, or that we will counterclaim against any such parties in such actions. Any such claims or counterclaims could be time- consuming, result in costly litigation, diversion of management's attention, require us to redesign our products or advertising/marketing strategies or require us to enter into royalty or licensing agreements, any of which could have a material adverse effect upon our business, results of operations and financial condition. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all.

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

OUR INTELLECTUAL PROPERTY RIGHTS MAY BE VIOLATED OR SUBJECT TO LITIGATION AND WE MAY INFRINGE THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS

    We believe that protection of our patents, copyrights, service marks, trademarks, trade secrets, proprietary technology and similar intellectual property is important to the success of some of our services. We rely on the following mechanisms to protect such intellectual property:

    o  patent, trademark and copyright law,

    o  trade secret protection, and

    o confidentiality agreements with employees, customers, independent contractors, sponsors and others.

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

CERTAIN CURRENT STOCKHOLDERS OWN A LARGE PERCENTAGE OF OUR VOTING STOCK

    As of April 30, 2002, our executive officers, directors and affiliated entities, together own approximately 39 % of our outstanding common stock. Therefore, these stockholders are able to significantly influence all matters requiring stockholder approval and, thereby, our management and affairs. Matters that typically require stockholder approval include:

    o  selection of directors,

    o  merger or consolidation, and

    o  sale of substantially all of our assets.

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

OUR CHARTER DOCUMENTS MAY INHIBIT A TAKEOVER

    Provisions in our charter and bylaws may have the effect of delaying or preventing a change of control or changes in our management that a stockholder might consider favorable. These provisions include, among others:

    o  the division of the Board of Directors into three separate classes,

    o the right of the Board to elect a director to fill a vacancy created by the expansion of the Board, and

    o the requirement that a special meeting of stockholders be called by the Chairman of the Board, President or Board of Directors.

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

PART II. OTHER INFORMATION.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    On May 6, 2002, the Company issued 3.6 million shares of Student Advantage common stock to three investors for an aggregate purchase price of $2.7 million. These investors have the right, exercisable at any time prior to November 1, 2002, to purchase 450,000 shares of common stock for a purchase price of $0.75 per share and an additional 450,000 shares of common stock with a purchase price of $1.00 per share. The securities were issued to the investors under the exemption from registration set forth in section 4(2) of the Securities Act of 1933, as amended. No underwriters were involved in such transaction.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

10.1 Amendment No. 4, dated as of March 29,2002, among the Registrant, the subsidiaries of the Registrant and Reservoir Capital Partners, L.P., Reservoir Capital Associates, L.P. and Reservoir Capital Master Fund, L.P. (amending the Loan Agreement by and among the Registrant, the subsidiaries of the Registrant, and Reservoir Capital Partners, L.P., Reservoir Capital Associates, L.P. and Reservoir Capital Master Fund, L.P.).

10.2 Amendment No. 5 to Loan Agreement and Amendment to Warrant Agreement, dated as of May 6, 2002, among the Registrant, the subsidiaries of the Registrant and Reservoir Capital Partners, L.P., Reservoir Capital Associates, L.P. and Reservoir Capital Master Fund, L.P. (amending the Loan Agreement by and among the Registrant, the subsidiaries of the Registrant, and Reservoir Capital Partners, L.P., Reservoir Capital Associates, L.P. and Reservoir Capital Master Fund, L.P.).

     (b)  Reports on Form 8-K
     None

SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Student Advantage, Inc.


                                (Registrant)


Dated: May 15, 2002             By: /s/ Kenneth S. Goldman
                                    - - - - - - - - - - - - - - - - -
                                    Kenneth S. Goldman,
                                    Executive Vice President,
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)