Form 10-Q
period 2002-06-30
STUDENT ADVANTAGE INC
filed 2002-08-14
CIK 1073508

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the Quarterly Period Ended June 30, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,358,284 shares of common stock as of August 8, 2002.

================================================================================

                             STUDENT ADVANTAGE, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2002

                                      INDEX

                                                                                                                           PAGE (S)
  PART I.           FINANCIAL INFORMATION

  ITEM 1.           FINANCIAL STATEMENTS
                    Consolidated Balance Sheets as of  June 30, 2002 (Unaudited) and December 31, 2001

                    Consolidated Statements of Operations for the six months ended  June 30, 2002 (Unaudited) and 2001
                    (Unaudited)

                    Consolidated Statements of Cash Flows for the six months ended June 30, 2002 (Unaudited) and 2001 (Unaudited)

                    Notes to Consolidated Financial Statements (Unaudited)

  ITEM 2.           MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  PART II.          OTHER INFORMATION

  ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

  ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  ITEM 6.           EXHIBITS AND REPORTS ON FORMS 8-K

  SIGNATURES

  STATEMENT PURSUANT TO 18 U.S.C. SECTION 1350

  EXHIBIT INDEX

PART 1. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

                             STUDENT ADVANTAGE, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                        JUNE 30,        DECEMBER 31,
                                                                                                          2002              2001
                                                                                                        ---------       -----------
                                                                                                       (unaudited)
                                                     ASSETS
Current assets
    Cash and cash equivalents .....................................................................     $   1,538         $   5,093
    Restricted cash ...............................................................................           603               667
    Accounts receivable (net of reserves of $641 and $737 at
       June 30, 2002, and December 31, 2001, respectively) ........................................         3,060             6,163
    Inventory .....................................................................................         6,297             1,863
    Prepaid expenses and other current assets .....................................................         4,352             3,109
                                                                                                        ---------         ---------
       Total current assets .......................................................................        15,850            16,895
    Notes receivable ..............................................................................         4,378             4,378
    Property and equipment, net ...................................................................         9,420            12,033
    Intangible and other assets, net ..............................................................        24,536            24,825
                                                                                                        ---------         ---------
       Total assets ...............................................................................     $  54,184         $  58,131
                                                                                                        =========         =========

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable ..............................................................................     $   5,075         $   5,196
    Accrued compensation ..........................................................................         1,818             2,517
    Current borrowings under revolving lines of credit ............................................         7,010             2,500
    Other accrued expenses ........................................................................        10,217            11,056
    Deferred revenue ..............................................................................         4,985             3,521
    Current obligation under capital lease ........................................................         1,356             1,368
                                                                                                        ---------         ---------
       Total current liabilities ..................................................................        30,461            26,158
                                                                                                        ---------         ---------

    Deferred gain .................................................................................           534               534
    Other accrued expenses ........................................................................         2,119             4,188
    Deferred revenue ..............................................................................         1,833                --
    Warrants payable ..............................................................................         2,533             1,996
    Long-term borrowings under revolving lines of credit ..........................................         2,500             2,500
    Notes payable .................................................................................         5,000            10,200
    Long-term obligation under capital lease ......................................................           146               764
                                                                                                        ---------         ---------
       Total long-term obligations ................................................................        14,665            20,182
                                                                                                        ---------         ---------
       Total liabilities ..........................................................................        45,126            46,340
                                                                                                        ---------         ---------

Stockholders' equity
    Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding            --                --
    Common stock, $0.01 par value; authorized: 150,000,000 shares; issued and outstanding:
    5,346,872 and 4,753,125 at June 30, 2002 and December 31, 2001, respectively ..................           536               476
    Additional paid-in capital ....................................................................       123,465           120,298
    Accumulated deficit ...........................................................................      (114,893)         (108,884)
    Notes receivable from stockholders ............................................................           (50)              (50)
    Deferred compensation .........................................................................            --               (49)
                                                                                                        ---------         ---------
       Total stockholders' equity .................................................................         9,058            11,791
                                                                                                        ---------         ---------
       Total liabilities and stockholders' equity .................................................     $  54,184         $  58,131
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

                             STUDENT ADVANTAGE, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                   THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                                        JUNE 30,                   JUNE 30,
                                                                                   2002          2001          2002          2001
                                                                                 --------      --------      --------      --------
Revenue
    Student services .......................................................     $ 12,927      $ 10,416      $ 21,598      $ 19,454
    Corporate and university solutions .....................................        1,353         3,145         2,829         7,315
                                                                                 --------      --------      --------      --------
         Total revenue .....................................................       14,280        13,561        24,427        26,769

Costs and expenses
    Cost of student services revenue (including
       stock-based compensation of $0 and $5 for
       the three months ended June 30, 2002 and 2001,
       respectively, and $2 and $10 for the six months
       ended June 30, 2002 and 2001, respectively.) ........................        4,797         2,831         7,505         4,641
    Cost of corporate and university solutions revenue
       (including stock-based compensation of $0
       and $5 for the three months ended June 30, 2002
       and 2001, respectively, and $2 and $10 for the
       six months ended June 30, 2002 and 2001, respectively.) .............          818         1,571         1,856         4,008
    Product development (including stock-based compensation
       of $0 and $23 for the three months ended June 30,
       2002 and 2001, respectively, and $8 and $46 for
       the six months ended
       June 30, 2002 and 2001, respectively.) ..............................        1,628         4,757         3,752        10,580
    Sales and marketing (including stock-based compensation
       of $0 and $79 for the three months ended June 30,
       2002 and 2001, respectively, and $27 and $158 for
       the six months ended June 30, 2002 and 2001,
       respectively.) ......................................................        6,581         6,480        11,927        12,529
    General and administrative (including stock-based
       compensation of $0 and $28 for the three
       months ended June 30, 2002 and 2001, respectively,
       and $10 and $56 for the six months ended June 30,
       2002 and 2001, respectively.) .......................................        2,702         2,908         6,614         5,736
    Depreciation and amortization ..........................................        2,482         3,628         4,422         6,340
                                                                                 --------      --------      --------      --------

         Total costs and expenses ..........................................       19,008        22,175        36,076        43,834
                                                                                 --------      --------      --------      --------

Loss from operations .......................................................       (4,728)       (8,614)      (11,649)      (17,065)

Realized gain on sale ......................................................        6,953            --         6,953            --
Equity interest in Edu.com net loss ........................................           --            --            --          (495)
Interest and other income (expense) ........................................         (673)          222        (1,313)          152
                                                                                 --------      --------      --------      --------

Net income (loss) ..........................................................     $  1,552      $ (8,392)     $ (6,009)     $(17,408)
                                                                                 ========      ========      ========      ========

Basic net income (loss) per share ..........................................     $   0.31      $  (1.84)     $  (1.23)     $  (4.21)
                                                                                 ========      ========      ========      ========

Shares used in computing basic net income (loss) per share .................        5,018         4,551         4,887         4,137
                                                                                 ========      ========      ========      ========

Fully diluted net income (loss) per share ..................................     $   0.30      $  (1.84)     $  (1.23)     $  (4.21)
                                                                                 ========      ========      ========      ========

Shares used in computing fully diluted net income (loss) per share .........        5,102         4,551         4,887         4,137
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

                             STUDENT ADVANTAGE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                              FOR THE SIX MONTHS
                                                                                                                 ENDED JUNE 30,
                                                                                                              2002           2001
                                                                                                            --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss ........................................................................................      $ (6,009)      $(17,408)
     Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation .................................................................................         3,537          2,878
        Amortization of intangible assets ............................................................           885          3,462
        Net gain on sale of business .................................................................        (6,953)            --
        Equity interest in Edu.com net loss ..........................................................            --            495
        Reserve for allowances and bad debts .........................................................           195            495
        Compensation expense relating to issuance of equity ..........................................            49            280
        Exchange of notes receivable for assets sold .................................................            --           (504)
        Amortization of marketing expense associated with common stock warrant .......................            --            888
        Changes in current assets and liabilities, net of effects of acquisitions:
            Accounts and notes receivable ............................................................         3,199         (2,430)
            Prepaid expenses and other current assets ................................................        (1,243)           628
            Inventory ................................................................................        (4,434)           377
            Accounts payable .........................................................................          (121)        (4,485)
            Accrued compensation .....................................................................          (699)           181
            Other accrued expenses ...................................................................        (2,371)         2,399
            Deferred revenue .........................................................................         3,297          1,094
                                                                                                            --------       --------
            Net cash used in operating activities ....................................................       (10,668)       (11,650)
                                                                                                            --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of fixed assets .......................................................................          (917)        (1,302)
     Proceeds from sale of business ..................................................................         6,500             --
     Acquisition of business for cash and common stock ...............................................            --         (9,331)
                                                                                                            --------       --------
            Net cash provided by (used in) investing activities ......................................         5,583        (10,633)
                                                                                                            --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Decrease in restricted cash .....................................................................            64             --
     Proceeds from issuance of stock .................................................................         2,725          9,800
     Proceeds from exercise of common stock options, warrants and employee stock purchase plan .......            61             21
     Repayment of capital lease obligations ..........................................................          (630)          (677)
     Proceeds of revolving lines of credit, net ......................................................         4,510             11
     Repayment of note payable .......................................................................        (5,200)        (1,011)
     Proceeds of notes payable .......................................................................            --         10,000
                                                                                                            --------       --------
            Net cash provided by financing activities ................................................         1,530         18,144
                                                                                                            --------       --------
Decrease in cash and cash equivalents ................................................................        (3,555)        (4,139)
Cash and cash equivalents, beginning of period .......................................................         5,093         12,762
                                                                                                            --------       --------
Cash and cash equivalents, end of period .............................................................      $  1,538       $  8,623
                                                                                                            ========       ========

Cash paid during the period for interest .............................................................      $    602       $    183
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

     Student Advantage, Inc. was incorporated in the State of Delaware on October 20, 1998. The Company began operations in 1992 as a sole proprietorship, converted to a general partnership in 1995, converted to a limited liability company in 1996 and became a C corporation in 1998. From inception through December 1997, the Company's revenue was derived primarily from annual membership fees. Since that time, the Company has expanded its product and service offerings through internal growth as well as acquisitions.

     Student Advantage is subject to the risks and uncertainties common to growing companies, including reliance on certain customers, dependence on growth and commercial acceptance of the internet, dependence on principal products and services and third-party technology, activities of competitors, dependence on key personnel such as Raymond V. Sozzi, Jr., the Company's President and Chief Executive Officer, and limited operating history.

     The Company has experienced substantial net losses since its inception and, as of June 30, 2002, had an accumulated deficit of $114.9 million. Such losses and accumulated deficit resulted primarily from significant costs incurred in the development of the Company's products and services and the establishment of the Company's infrastructure. The Company has taken significant steps through the restructuring that it announced in October 2001 to reduce operating costs for 2002. The Company currently anticipates that its available cash resources, together with cash expected to be provided from operations, based upon an anticipated increase in revenue for the remainder of 2002 and the first two quarters of 2003, will be sufficient to meet its anticipated needs for working capital, capital expenditures and debt payments for at least the next 12 months. For purposes of evaluating cash resources during the next 12 months, the Company has assumed that it will not be required to repay any amounts under its credit facility with Reservoir Capital other than two payments of $1.25 million each on August 1, 2002 and September 1, 2002. As of August 14, 2002, the Company had not made the August 1, 2002 payment. As of August 14, 2002, the Company is engaged in discussions with Reservoir Capital Partners regarding an amendment to the loan agreement. The Company agreed with Reservoir Capital Partners that our obligation to make payments under the credit facility would be suspended until the Company receives notice from Reservoir Capital Partners that it is terminating the discussions. If Reservoir Capital Partners terminates the discussions, the Company could be required to repay the full outstanding indebtedness at that time. On May 6, 2002, the Company amended its agreement with Reservoir Capital to eliminate the call option on June 25, 2002, revised the maturity date of the loan to July 1, 2003 and provided that the lenders' right to require the Company to purchase the warrants held by the Lenders may not be exercised before July 1, 2003 or upon the earlier acceleration of the loan. The Company's expectations regarding available cash resources during the next 12 months are also based on the continued availability of the $5.0 million revolving loan facility at Bank of America and significant reductions in the net cash loss that the Company expects to incur for the remainder of 2002 and the first six months of 2003. If the Company's revenue and expense projections do not materialize as anticipated or if the Company is otherwise required to repay the amounts outstanding under the Company's credit facility with Reservoir Capital, the Company will be required to obtain additional financing. Failure to generate sufficient revenues, obtain additional capital or financing if needed, or reduce certain discretionary spending if necessary, could have a material adverse effect on the Company's ability to achieve its intended business objectives.

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

UNAUDITED INTERIM FINANCIAL INFORMATION

      The unaudited interim consolidated financial statements of Student Advantage for the six months ended June 30, 2002 and 2001, respectively, included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions from Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

      In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Student Advantage at June 30, 2002, and the results of its operations for the three and six month periods ended June 30, 2002 and 2001, respectively, and its cash flows for the six month period ended June 30, 2002. The results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the expected results for the full fiscal year or any future period.

NOTE 2 - COMPUTATION OF UNAUDITED NET INCOME (LOSS) PER SHARE (1, 2, 3, 4)

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                           THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                                  JUNE 30,                      JUNE 30,
                                                                         2002              2001          2002               2001
                                                                      ----------        ----------    ----------         ----------
BASIC AND DILUTED NET INCOME (LOSS) PER SHARE:

Net income (loss) ...............................................     $    1,552        $   (8,392)   $   (6,009)        $  (17,408)
                                                                      ==========        ==========    ==========         ==========

Basic weighted average common shares outstanding  (2), (3) ......          5,018             4,551         4,887              4,137
                                                                      ==========        ==========    ==========         ==========

Basic net income (loss) per share ...............................     $     0.31        $    (1.84)   $    (1.23)        $    (4.21)
                                                                      ==========        ==========    ==========         ==========

Fully diluted weighted average common shares outstanding (2), (3)          5,102             4,551         4,887              4,137
                                                                      ==========        ==========    ==========         ==========

Fully diluted net income (loss) per share .......................     $     0.30        $    (1.84)   $    (1.23)        $    (4.21)
                                                                      ==========        ==========    ==========         ==========

(1) Net income (loss) per share is computed under SFAS No. 128, "Earnings Per Share". Basic net income (loss) per share is computed using the weighted average number of shares.

(2) For all periods, except for the three month period ended June 30, 2002, diluted net income (loss) per share does not differ from basic net income
      (loss) per share since potential common shares from exercise of stock options and warrants are anti-dilutive. For the three month period ended June 30, 2002, fully diluted net income (loss) per share assumes the exercise of all outstanding dilutive stock options and warrants.

(3) All share and per share amounts reflect the Company's one-for-ten reverse stock split which was effective on June 28, 2002.

(4) As of June 30, 2002, Student Advantage had reserved 243,794 shares of its common stock for the exercise of various options with exercise prices ranging from $1.70 to $222.50 per share. As of June 30, 2002, Student Advantage had reserved 640,585 shares of its common stock for the exercise of various warrants with exercise prices ranging from $.10 to $110.80 per share.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

      In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141, which requires all business combinations to be accounted for using the purchase method, is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 applies to goodwill and intangible assets acquired after June 30, 2001, as well as to goodwill and intangible assets previously acquired. Under this statement, goodwill and other certain intangible assets deemed to have an infinite life will no longer be amortized. Instead, these assets will be reviewed for impairment on a periodic basis, which may result in a non-cash charge to earnings. This statement is effective for the Company on July 1, 2001 with respect to any acquisitions completed after June 30, 2001, and on January 1, 2002 for all other goodwill and intangible assets. In accordance with SFAS 142, the Company discontinued the amortization of goodwill effective January 1, 2002. A reconciliation of previously reported net income and earnings per share, to the amounts adjusted for the exclusion of goodwill, follows (in thousands, except per share amounts). These amounts are adjusted for each of the periods included in this Forms 10-Q.

                                                               THREE MONTHS ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,
                                                              -----------------------------          ------------------------------
                                                                 2002               2001                2002                2001
                                                              ----------         ----------          ----------          ----------
Reported net income (loss) ..........................         $    1,552         $   (8,392)         $   (6,009)         $  (17,408)
 Add: Goodwill amortization .........................                 --              1,495                  --               2,564
                                                              ----------         ----------          ----------          ----------
Adjusted net income (loss) ..........................         $    1,552         $   (6,897)         $   (6,009)         $  (14,844)

Basic earnings (loss) per share:
 Reported earnings (loss) per share .................         $     0.31         $    (1.84)         $    (1.23)         $    (4.21)
 Add: Goodwill amortization .........................                 --               0.33                  --                0.62
                                                              ----------         ----------          ----------          ----------
Adjusted basic earnings (loss) per share ............         $     0.31         $    (1.51)         $    (1.23)         $    (3.59)

Diluted earnings (loss) per share:
 Reported earnings (loss) per share .................         $     0.30         $    (1.84)         $    (1.23)         $    (4.21)
 Add: Goodwill amortization .........................                 --               0.33                  --                0.62
                                                              ----------         ----------          ----------          ----------
Adjusted diluted earnings (loss) per share ..........         $     0.30         $    (1.51)         $    (1.23)         $    (3.59)

NOTE 4 - RELATED PARTY TRANSACTIONS

      Effective May 15, 2000, the Company entered into an Affiliate and E-Commerce Agreement with Princeton Review Publishing, LLC, and The Princeton Review Management, LLC ("TPR"). Princeton Review Publishing, LLC is a stockholder of the Company and one of its officers and equity holders is a member of the Company's Board of Directors. Under the agreement, TPR paid the Company a fee to participate in the Student Advantage network by placing the Student Advantage logo and content on The Princeton Review's review.com website. In addition, TPR provided discounts as part of the Student Advantage Membership Program and marketed the discount to high school, college and university students. Additionally, under the agreement the Company paid TPR a fee in exchange for exclusive advertising sales responsibilities for the review.com website. The agreement expired on March 31, 2002. The Company recorded revenues of $0.2 million and $0.6 million and expenses of $0.2 million and $0.7 million related to this agreement during the six months ended June 30, 2002 and 2001, respectively. Additionally, the Company recorded revenue and expenses of approximately $0.2 million and $0.3 million, respectively, related to additional work performed by both parties for the six month period ended June 30, 2002.

      During the six month period ended June 30, 2002, Raymond V. Sozzi, Jr., our Chairman and CEO, advanced an aggregate of $0.5 million to the Company, all of which was repaid during the six month period ended June 30, 2002. There were no advances for the six month period ended June 30, 2001.

NOTE 5 - BORROWINGS

      In February 2002, our subsidiary, OCM Direct and its two subsidiaries, CarePackages, Inc. and Collegiate Carpets, Inc., entered into a revolving loan agreement with Bank of America providing for a $5.0 million loan facility. The interest rate under the facility is LIBOR plus 2.5 percent and the facility is secured by all of the assets of OCM Direct and its two subsidiaries. The Company provided an unsecured guaranty of the obligations of its three subsidiaries to Bank of America. The maturity date of the loan is January 31, 2003, provided that OCM Direct is required to repay all amounts outstanding under the loan for a period of 30 consecutive days between August 1 and October 1, 2002. At June 30, 2002, the principal amount of borrowings was approx. $4.5 million. As of August 9, 2002, the principal amount under this facility had been repaid.

     On May 6, 2002, the Company amended its Loan and Warrant Agreements with Reservoir Capital Partners and its two affiliate senior lenders (collectively the "Lenders") to provide that the maturity date of the loan will be July 1, 2003 instead of June 14, 2004. The Company also agreed to pay the Lenders $5.2 million on May 14, 2002, $1.25 million on or before August 1, 2002 and $1.25 million on or before September 1, 2002. Additionally, the amendment changed the number of shares subject to the Term Warrants issued to the Lenders, which become exercisable on June 25, 2002 and June 25, 2003, originally set at 50,000 shares, as specified in the Warrant Agreement, such that the number of shares is initially zero but will increase by an aggregate of 4,167 shares for each month after the warrants become exercisable that the outstanding balance of the term loan is $10.0 million, or a pro rata portion of the 4,167 shares if less than the $10.0 million is outstanding. The amendment also modified further certain provisions with the Lenders to: reduce the aggregate of $0.4 million in fees otherwise due on April 15, 2002 to $0.2 million due on July 31, waive the financial covenants under the Loan Agreement, capitalize certain revolving loan interest payments and provided that the Lenders' right to require the Company to purchase the warrants held by the Lenders may not be exercised before July 1, 2003 (absent a loan acceleration). As of August 14, 2002, the Company had not made the August 1, 2002 payment. As of August 14, 2002, the Company is engaged in discussions with Reservoir Capital Partners regarding an amendment to the loan agreement. The Company agreed with Reservoir Capital Partners that our obligation to make payments under the credit facility would be suspended, as of July 30, 2002, until the Company receives notice from Reservoir Capital Partners that it is terminating the discussions. If Reservoir Capital Partners terminates discussions, the Company could be required to repay all outstanding indebtedness at that time.

      In accordance with the terms of the Reservoir Loan and Warrant Agreements, as amended, for the quarter ended June 30, 2002, the warrants issued to the Lenders become exercisable for an additional 10,748 shares of common stock at an exercise price of $0.10 per share based on the outstanding balance of the Loans. As of June 30, 2002, the Company valued the warrants issued at the full put-right value of $0.3 million, which is higher than the fair value of the warrants. This amount has been recorded as a deferred financing cost included in other assets in the accompanying balance sheet and is being recognized as interest expense over the term of the debt. In accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the Company will continue to mark to market the value of these warrants at each reporting period and record the warrants at the higher of the put right value or the fair value.

      All share and per share amounts in this Note 5 have been adjusted to reflect the one-for-ten reverse split of the Common Stock effected on June 28, 2002.

NOTE 6 - OTHER EVENTS

      Effective April 1, 2002, the Company entered into a two year Sales Agency Agreement with a third party, whereby the Company appointed the third party as the primary, non-exclusive agent for the purpose of selling the media assets of the Company. Under the agreement, the Company received $4.9 million as an agent fee and will be making quarterly payments in base consideration of work done to the third party of $0.4 million and additional commission payments based on media revenues over the two year term of the agreement. Under certain circumstances, including the sale of College Club assets, the Company may be required to provide the third party $3.0 to $3.5 million from any proceeds. Per the agreement, this amount is reduced for every dollar that the Company pays the third party during the course of the agreement. Accordingly, the company deferred the $4.9 million fee it received and is recognizing it over the two year term of the agreement as appropriate.

      On April 26, 2002, the Company received a letter from the Nasdaq National Market indicating that its common stock had not maintained a minimum closing bid price of $1.00 over the previous thirty consecutive trading days. Under applicable Nasdaq rules, the Company's common stock could have been de-listed from the Nasdaq National Market if the closing bid price of its common stock was not at or above $1.00 for ten consecutive trading days before July 25, 2002. On June 28, 2002, the shareholders of the company approved a one-for-ten reverse split of the Company's common stock. As of July 25, 2002, the Company was notified by Nasdaq that it had regained compliance with the minimum bid price requirement for continued inclusion on the Nasdaq National Market. As of June 30, 2002, the Company was not in compliance with the Nasdaq National Market minimum requirement of $4.0 million in net tangible assets or $10.0 million in stockholder's equity (See Note 7).

      On May 6, 2002, the Company issued 360,000 shares of Student Advantage common stock to three investors for an aggregate purchase price of $2.7 million. These investors, in the aggregate, have the right, exercisable at any time prior to November 1, 2002, to purchase an additional 45,000 shares of common stock for a purchase price of $7.50 per share and an additional 45,000 shares of common stock with a purchase price of $10.00 per share. As of June 30, 2002 no additional shares have been issued.

      Effective May 8, 2002, Student Advantage sold the assets relating to its SA Marketing Group product line to Triple Dot, Inc., a subsidiary of Alloy, Inc., for a cash payment of $6.5 million (subject to working capital adjustments) and an opportunity to earn up to an additional $1.5 million based on the performance of certain pending proposals. At the same time, the parties entered into a non-compete agreement under which Student Advantage agreed to certain restrictions regarding its events and promotions activities until November 2005. In addition, the parties entered into a marketing services agreement providing for payments by Student Advantage to Alloy of $2.1 million. For the three month period ended June 30, 2002, the Company recorded a gain of $7.0 million from the sale of the SA Marketing Group assets.

      On June 26, 2002, the Company issued 200,000 shares of Student Advantage common stock to former shareholders of OCM Direct, Inc. as final payment for the acquisition OCM Direct. The shares were valued at the previous days close price of $2.20 per share or $0.4 million and recorded as additional goodwill related to the OCM acquisition.

      All share and per share amounts in this Note 6 have been adjusted to reflect the one-for-ten reverse split of the Common Stock effected on June 28, 2002.

NOTE 7 - SUBSEQUENT EVENTS

      As of June 30, 2002, the Company was not in compliance with the Nasdaq minimum requirement of $4.0 million in net tangible assets or $10.0 million in stockholders' equity. In July 2002, the Company reached settlement of certain restructuring and other liabilities at less than their carried amounts, which the company expects will result in a nonrecurring credit to operations and thus an increase to stockholders' equity of $1.0 million in the third quarter. The Company expects that the impact of this credit on stockholders' equity as of June 30, 2002 would result in a pro forma amount of $10.1 million. At the request of Nasdaq and to meet our continuing listing requirements, the following unaudited pro forma balance sheet summarizes the impact of the settlements as if they had occurred on June 30, 2002. The effects of the settlements in the following pro forma unaudited consolidated balance sheet as of June 30, 2002 are to decrease other accrued expenses by $1.0 million and increase stockholders' equity by $1.0 million.

                            STUDENT ADVANTAGE, INC.
                      PRO FORMA CONSOLIDATED BALANCE SHEET
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                            JUNE 30,
                                                                                                              2002
                                                                                                           ---------
                                                                                                           (Pro forma)
                                                                                                           (unaudited)
                                                    ASSETS
Current assets
    Cash and cash equivalents .....................................................................        $   1,538
    Restricted cash ...............................................................................              603
    Accounts receivable (net of reserves of $641 at  June 30, 2002) ...............................            3,060
    Inventory .....................................................................................            6,297
    Prepaid expenses and other current assets .....................................................            4,352
                                                                                                           ---------
       Total current assets .......................................................................           15,850
    Notes receivable ..............................................................................            4,378
    Property and equipment, net ...................................................................            9,420
    Intangible and other assets, net ..............................................................           24,536
                                                                                                           ---------
       Total assets ...............................................................................        $  54,184
                                                                                                           =========

                                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable ..............................................................................        $   5,075
    Accrued compensation ..........................................................................            1,818
    Current borrowings under revolving lines of credit ............................................            7,010
    Other accrued expenses ........................................................................            9,217
    Deferred revenue ..............................................................................            4,985
    Current obligation under capital lease ........................................................            1,356
                                                                                                           ---------
       Total current liabilities ..................................................................           29,461
                                                                                                           ---------

    Deferred gain .................................................................................              534
    Other accrued expenses ........................................................................            2,119
    Deferred revenue ..............................................................................            1,833
    Warrants payable ..............................................................................            2,533
    Long-term borrowings under revolving lines of credit ..........................................            2,500
    Notes payable .................................................................................            5,000
    Long-term obligation under capital lease ......................................................              146
                                                                                                           ---------
       Total long-term obligations ................................................................           14,665
                                                                                                           ---------
       Total liabilities ..........................................................................           44,126
                                                                                                           ---------

Stockholders' equity
    Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding               --
    Common stock, $0.01 par value; authorized: 150,000,000 shares; issued and outstanding:
    5,346,872 and 4,753,125 at June 30, 2002 and December 31, 2001, respectively ..................              536
    Additional paid-in capital ....................................................................          123,465
    Accumulated deficit ...........................................................................         (113,893)
    Notes receivable from stockholders ............................................................              (50)
    Deferred compensation .........................................................................               --
                                                                                                           ---------
       Total stockholders' equity .................................................................           10,058
                                                                                                           ---------
       Total liabilities and stockholders' equity .................................................        $  54,184
                                                                                                           =========

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

OVERVIEW

      Student Advantage, Inc. is an integrated media and commerce company focused on the higher education market. We work in partnership with colleges and universities and in cooperation with local and national businesses to develop products and services that enable students to make less expensive and more convenient purchases on and around campus. We report our revenue in two categories: student services revenue and corporate and university solutions revenue.

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

      We recorded deferred compensation of $4.2 million in 1998 and an additional $0.2 million in 1999, which were offset by reductions of $0.3, $0.7 and $0.2 million, during 1999, 2000 and 2001, respectively, due to stock option cancellations as a result of employee terminations. Of the remaining $3.2 million deferred, the full amount had been amortized to expense as of March 31, 2002, of which $1.1, $0.8, $0.5 million and $49,000 was recorded as an expense in 1999, 2000, 2001 and the first six months of 2002 respectively. The stock based compensation charges have been included in the individual operating expense line items in the financial statements.

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

Accounts Receivable Securitization

      The Company accounts for the securitization of accounts receivable in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." At the time the receivables are sold, the balances are removed from the Consolidated Balance Sheet. Costs associated with the sale of receivables, primarily related to interest and administrative costs, are included in general and administrative expense in the Consolidated Statements of Operations. During the six month period ended June 30, 2002, the Company entered into an agreement with a financial institution to sell an undivided interest in certain trade accounts receivable. Proceeds from the sale of certain receivables during the six month period ended June 30, 2002 were approximately $3.9 million. Costs associated with the sale of receivables, primarily related to the interest and administrative fees were $0.1 million and are included in general and administrative expenses in the Consolidated Statements of Operations. As of July 9, 2002, all trade accounts receivable related to this agreement had been collected and remitted per the agreement.

Revenue Recognition

      We report revenues in two categories: student services revenue and corporate and university solutions revenue. Student services revenue is attributable to the parts of our business that are primarily focused on providing goods and services to students, their parents and alumni. The Company derives student services revenue from commerce, subscription and advertising. Commerce revenue is primarily derived from transaction-based revenue earned for reselling products and services, processing stored value transactions and acquiring student customers on behalf of other businesses. To date, commerce revenue has primarily consisted of revenue that we receive from the sale of residence hall linens and related accessories, care packages and diploma frames through direct mail marketing, fees from SA Cash transactions and e-commerce revenue from our network of websites. Commerce revenue is recognized upon the completion of the related contractual obligations. Subscription revenue is derived from membership fees related to enrolling students in the Student Advantage Membership Program. Memberships are distributed in several ways. We sell memberships directly to students and parents of students for an annual membership fee; we distribute memberships at no cost to certain qualified students and we sell memberships to certain of our corporate partners for resale to students at their retail locations. Subscription revenue is recognized ratably from the date of subscription to the end of the annual membership period, which ends on August 31 of each year. Advertising revenue consists primarily of fees for banner advertisements and sponsorships on our network of websites. Website advertising revenue is recognized as the related impressions are displayed, provided that no significant obligations remain and collection of the related receivable is reasonably assured. Certain advertising arrangements include guarantees of a minimum number of impressions. For arrangements with guarantees, revenue is recognized based upon the lesser of: (1) ratable recognition over the period the advertising is displayed, provided that no significant Company obligations remain and collection of the receivable is reasonably assured, or (2) a pro-rata portion of contract revenue based upon impressions delivered relative to minimum guaranteed impressions to be delivered.

      Corporate and university solutions revenue is attributable to the parts of our business that are primarily focused on providing goods and services to corporations and universities and is made up of marketing services revenue from corporate clients and licensing, management and consulting fees from universities. Marketing services revenue is derived primarily from providing tailored event management and execution services to businesses seeking to market their products and services to college students. This revenue is recognized upon the completion of the related contractual obligations. Fees from marketing services are recognized as the related services are rendered, provided that no significant obligations remain and collection of the related receivable is reasonably assured. Payments received in advance of revenue being earned are recorded as deferred revenue.

      In accordance with the EITF Issue No. 99-17 "Accounting for Advertising Barter Transactions," the Company has appropriately recorded barter revenue and expense based upon the fair value of the advertising surrendered in the transaction. Fair value is established by reference to comparable cash transactions during the six-month period preceding the barter transaction. Generally, barter transactions involve exchanges of banner advertising. For the six months ended June 30, 2002 and 2001, the Company recorded $2.1 and $2.8 million of barter revenue and $2.1 and $2.8 million of barter expense recorded as sales and marketing expense, respectively.

      In accordance with Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" and EITF Issue No. 99-19 "Reporting Revenue Gross as a Principal versus Net," the Company has evaluated its revenue and determined that it is being reported in accordance with the guidance. The Company has recorded certain of its commerce revenue at gross as the Company is considered the primary obligor in the transaction.

Intangible and Other Assets

      Intangible assets include the excess of the purchase price over identifiable tangible net assets acquired in acquisitions. Such assets include goodwill, completed technology, workforce, customer lists, non-compete agreements, websites and other intangible assets, which generally are being amortized on a straight-line basis over their estimated economic lives ranging from two to fifteen years. Accumulated amortization was $12.0 and $11.1 million at June 30, 2002 and December 31, 2001, respectively. The Company periodically evaluates its intangible assets for potential impairment. As a result of the application of SFAS 142 in 2002, the Company stopped amortizing the remaining goodwill related to the acquisitions of OCM Direct and College Club in the first quarter of 2002.

Long-Lived Assets

      The Company assesses the realizability of long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company reviews its long-lived assets for impairment if events and circumstances indicate the carrying amount of an asset may not be recoverable. The Company evaluates the realizability of its long-lived assets based on profitability and cash flow expectations for the related asset. As a result of its review, the Company recorded asset impairment charges of $1.9 million for the year ended December 31, 2001. There were no impairments for the six month period ended June 30, 2002.

Warrants

      In accordance with the terms of the Reservoir Loan and Warrant Agreements, as amended, for the quarter ended June 30, 2002, the warrants issued to the Lenders become exercisable for an additional 10,748 shares of common stock at an exercise price of $0.10 per share based on the outstanding balance of the loans. As of June 30, 2002, the Company valued the warrants issued at the full put-right value of $0.3 million, which is higher than the fair value of the warrants. This amount has been recorded as a deferred financing cost included in other assets in the accompanying balance sheet and is being recognized as interest expense over the term of the debt. In accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the Company will continue to mark to market the value of these warrants at each reporting period and record the warrants at the higher of the put right value or the fair value.

RESULTS OF OPERATIONS

Comparison of Quarter Ended June 30, 2002 with Quarter Ended June 30, 2001

      Revenue. Total revenues increased to $14.3 million for the second quarter of 2002 from $13.6 million for the second quarter of 2001, due to increases in student services revenue of $2.5 million, which were offset by the decrease in corporate and university solutions revenue of $1.8 million.

      Student Services Revenue. Student services revenue increased to $12.9 million in the quarter of 2002 from $10.4 million in the second quarter of 2001. The increase in student services revenue was primarily due to the revenue from OCM

Direct, our direct mail business, which we acquired in June 2001. The increase was partially offset by the sale of the eStudentLoan and Rail Connection businesses in 2001 and decreased online advertising on our network of web sites.

      Corporate and University Solutions Revenue. Corporate and university solutions revenue decreased to $1.4 million in the second quarter of 2002 from $3.1 million in the second quarter of 2001. The decrease in revenue was primarily due to the sale of our Voice FX business on December 31, 2001, and the sale of our SA Marketing Group business on May 8, 2002. The decrease was also as the result of a reduction in marketing spending by several of our corporate customers. The reduction in marketing spending is attributed to the continued overall slow-down in the economy and more specifically, the advertising and marketing sectors.

      For the three month period ended June 30, 2001, there were no individual customers that accounted for a significant portion of revenue. General Motors accounted for 24% of total revenue and 31% of student services revenue in three month period ended June 30, 2001.

      Cost of Student Services Revenue. Cost of student services revenue consists of the costs associated with subscription, commerce and advertising revenue. Subscription costs consist of the costs associated with the fulfillment of membership subscriptions and customer service. Commerce costs include costs of goods paid to third parties in connection with selling products and personnel-related costs associated with acquiring customers for the Company and our corporate clients. Advertising costs consist primarily of royalties paid to colleges and universities and fees paid to partners in exchange for the right to place media inventory on such partners' web sites. Cost of student services revenue increased to $4.8 million in the second quarter of 2002 from $2.8 million in the second quarter of 2001. The increase was primarily due to an increase in commerce costs consisting of cost of goods paid to third parties in connection with selling products related to OCM Direct, our direct mail business, which we acquired in June 2001.

      Cost of Corporate and University Solutions Revenue. Cost of corporate and university solutions revenue consists primarily of the costs of marketing services and the costs of acquiring customers on behalf of our corporate clients. Marketing services costs primarily include the direct and indirect costs associated with planning and implementing events and promotions. Cost of corporate and university solutions revenue decreased to $0.8 million in the first quarter of 2002 from $1.6 million in the first quarter of 2001, consistent with decreases in revenues for marketing services, decreases in revenues due to the sale of our Voice FX business on December 31, 2001 and the May 2002 sale of our SA Marketing Group business.

      Product Development. Product development expenses consist primarily of personnel-related and consulting costs associated with the development and enhancement of our suite of products, which includes the Student Advantage Membership Program, the SA Cash Program and our network of web sites. Product development expenses decreased to $1.6 million in the second quarter of 2002 from $4.8 million in the second quarter of 2001. The decrease was primarily due to the sale of our eStudentLoan and Voice FX businesses in the fourth quarter of 2001, the sale of our SA Marketing Group business in May 2002, the reduction in number of employees engaged in product development in the fourth quarter of 2001 and our overall continued reduction in technology spending.

      Sales and Marketing. Sales and marketing expenses consist primarily of personnel and other costs related to our sales and marketing programs. Sales and marketing expenses increased to $6.6 million in the quarter of 2002 from $6.5 million in the second quarter of 2001. The increase was primarily due to additional sales and marketing expenses associated with the OCM Direct business which was acquired in June 2001 and the increase in overall revenue quarter over quarter. The increase was partially offset by decreases related to a non-cash expense for television advertising recorded in the second quarter of 2001, the sale of our Voice FX business on December 31, 2001 and the sale of our SA Marketing Group business in May 2002.

      General and Administrative. General and administrative expenses consist primarily of costs related to general corporate functions, including executive management, finance, human resources, facilities, accounting and legal. General and administrative expenses decreased to $2.7 million in the second quarter of 2002 from $2.9 million in the second quarter of 2001. The decrease was primarily due to continued efforts to reduce operating expenses, the sale of our Voice FX business on December 31, 2001 and the sale of our SA Marketing Group business on May 8, 2002. The decrease was partially offset by the general and administrative costs associated with OCM Direct, which was acquired in June 2001.

      Depreciation and Amortization. Depreciation expense increased to $1.8 million in the second quarter of 2002 from $1.5 million in the quarter of 2001 primarily as a result of our acquisition of OCM Direct in June 2001. Amortization expense decreased to $0.7 million in the second quarter of 2002 from $2.1 million in the second quarter of 2001 as a result of the application of SFAS 142 in 2002. In accordance with SFAS 142, the Company is continuing to amortize the value of acquired customer contracts, customer lists, technical intangibles and trademarks attributable to the acquisition of OCM Direct and College Club. The remaining goodwill attributable to OCM Direct and College Club will not be amortized, but will be subject to an impairment tests.

      Realized Gain on Sale. Effective May 8, 2002, Student Advantage sold the assets relating to its SA Marketing Group business to Triple Dot, Inc., a subsidiary of Alloy, Inc., for a cash payment of $6.5 million (subject to working capital adjustments) and an opportunity to earn up to an additional $1.5 million based on the performance of certain pending proposals. For the three month period ended June 30, 2002, the Company recorded a gain of $7.0 million from the sale of the SA Marketing Group assets.

      Interest Expense, Net. Interest expense, net, includes interest income from cash balances and interest expense related to the Company's financing obligations. Interest expense was $0.7 million in the second quarter of 2002 compared to of $0.2 million of interest income in the second quarter of 2001. The increase in expense was a result of interest related to the term loan and the revolving loan entered into by the Company with Reservoir Capital in June 2001, the warrants issued in connection with those loans and the $5.0 million revolving loan facility entered into by OCM Direct in February 2002. At June 30, 2002, the principal balances on these loans were $5.0 million, $5.0 million and $4.5 million, respectively.

      Comparison of Six Months Ended June 30, 2002 with Six Months Ended June 30, 2001

      Revenue. Total revenues decreased to $24.4 million for the first six months of 2002 from $26.8 million for the first six months of 2001 due to a decrease in corporate and university solutions revenue of $4.5 million which was offset in part by an increase in student services revenue of $2.1 million.

      Student Services Revenue. Student services revenue increased to $21.6 million in the first six months of 2002 from $19.5 million in the first six months of 2001. The increase in revenue was primarily due to revenue from OCM Direct, our direct mail business, which we acquired in June 2001. The increase was partially offset by the one time recognition of $1.0 million in revenue related to Edu.com in the first quarter of 2001, to the divestitures of eStudentLoan and Rail Connection in 2001 and decreased online advertising on our network of web sites.

      Corporate and University Solutions Revenue. Corporate and university solutions revenue decreased to $2.8 million in the first six months of 2002 from $7.3 million in the first six months of 2001. The decrease in revenue was primarily due to the sale of our Voice FX business on December 31, 2001, the sale of our SA Marketing Group business on May 8, 2002 and the reduction in fees related to the restructuring of the AT&T agreement under which we did not earn any fees from AT&T after August 31, 2001. The decrease was also as the result of a reduction in marketing spending by several of our corporate customers. The reduction in marketing spending is attributed to the continued overall slow-down in the economy and more specifically, the advertising and marketing sectors.

      For the six month period ended June 30, 2002 there were no individual customers that accounted for a significant portion of revenue. For the six month period ended June 30, 2001, General Motors Corp., Capital One and AT&T accounted for 23%, 18% and 13% of total revenue, respectively. We do not expect to earn significant revenues from Capital One in the future as the services provided to Capital One were provided by our Voice FX business, which was sold on December 31, 2001. We do not expect to earn significant revenues from AT&T in the future.

      Cost of Student Services Revenue. Cost of student services revenue increased to $7.5 million in the first six months of 2002 from $4.6 million in the first six months of 2001. The increase was primarily due to an increase in commerce costs consisting of cost of goods paid to third parties in connection with selling products related to OCM Direct, our direct mail business, which we acquired in June 2001.

      Cost of Corporate and University Solutions Revenue. Cost of corporate and university solutions revenue decreased to $1.9 million in the first six months of 2002 from $4.0 million in the first six months of 2001, consistent with decreases in revenues for marketing services, decreases in revenues due to the sale of our Voice FX business on December 31, 2001 and the May 2002 sale of our SA Marketing Group business.

      Product Development. Product development expenses decreased to $3.8 million in the first six months of 2002 from $10.6 million in the first six months of 2001. The decrease was primarily due to the sale of our eStudentLoan and Voice FX businesses in the fourth quarter of 2001, the sale of our SA Marketing Group business on May 2002, the impact of the reduction in number of employees engaged in product development in the fourth quarter of 2001 and our overall continued reduction in technology spending.

      Sales and Marketing. Sales and marketing expenses decreased to $11.9 million in the first six months of 2002 from $12.5 million in the first six months of 2001. The decrease was related to a non-cash expense for television advertising recorded in the second quarter of 2001, the sale of our Voice FX business on December 31, 2001 and the sale of our SA Marketing Group business in May 2002. The decrease was partially offset by additional sales and marketing expenses associated with the OCM Direct business which was acquired in June 2001.

      General and Administrative. General and administrative expenses increased to $6.6 million in the first six months of 2002 from $5.7 million in the first six months of 2001. The increase was primarily due to general and administrative costs associated with OCM Direct, which was acquired in June 2001, and offset by decreases related to the sale of our Voice FX business on December 31, 2001, and the sale of our SA Marketing Group business on May 8, 2002.

      Depreciation and Amortization. Depreciation expense increased to $3.5 million in the first six months of 2002 from $2.9 million in the first six months of 2001 primarily as a result of our acquisition of OCM Direct in June 2001. Amortization expense decreased to $0.9 million in the first six months of 2002 from $3.4 million in the first six months of 2001 as a result of the application of SFAS 142 in 2002. In accordance with SFAS 142, the Company is continuing to amortize the value of acquired customer contracts, customer lists, technical intangibles and trademarks attributable to the acquisition of OCM Direct and College Club. The remaining goodwill attributable to OCM Direct and College Club will not be amortized, but will be subject to an impairment tests.

      Realized Gain on Sale. Effective May 8, 2002, Student Advantage sold the assets relating to its SA Marketing Group business to Triple Dot, Inc., a subsidiary of Alloy, Inc., for a cash payment of $6.5 million (subject to working capital adjustments) and an opportunity to earn up to an additional $1.5 million based on the performance of certain pending proposals. For the six month period ended June 30, 2002, the Company recorded a gain of $7.0 million.

      Equity Interest in Edu.com. In the second quarter of 2001, we purchased substantially all of the assets of Edu.com, Inc. Prior to the acquisition, we held a minority interest in Edu.com, which was accounted for under the cost method of accounting. The resulting treatment of the additional investment in the second quarter of 2001 was in accordance with Accounting Principles
Bulletin: The Equity Method for Accounting for Investments in Common Stock ("APB 18"), which requires the application of step accounting in accordance with Accounting Research Bulletin 51: Consolidated Financial Statements Elimination of Intercompany Investment ("ARB 51"). Accordingly, we retroactively restated our investment in Edu.com on the equity method of accounting and recorded its ownership percentage of Edu.com's net loss. As a result of applying the equity method to the Edu.com investment, we recorded an equity interest in Edu.com's net loss of $0.5 million for the six months ended June 30, 2001.

      Interest Expense, Net. Interest expense was $1.3 million in the first six months of 2002 compared to of $0.2 million of interest income in the second quarter of 2001. The increase in expense was a result of interest related to the term loan and the revolving loan entered into by the Company with Reservoir Capital in June 2001, the warrants issued in connection with those loans and the $5.0 million revolving loan facility entered into by OCM Direct in February 2002. At June 30, 2002, the principal balances on these loans were $5.0 million, $5.0 million and $4.5 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

      Since our inception, we have financed our operations primarily through the private placement and public offering of securities, cash from operations, borrowings under our term loan, credit facilities, loans from equity holders, sales of accounts receivable and dispositions of businesses. In May 2001, we completed a private placement of equity securities to new and existing investors and received $9.8 million in net proceeds. In June 2001, we received $14.5 million in net proceeds from a

$10.0 million term loan and a $5.0 million revolving credit facility provided by entities affiliated with Reservoir Capital Partners, who we refer to collectively as Reservoir Capital. In February 2002, our subsidiary, OCM Direct and its subsidiaries, entered into a revolving loan agreement with Bank of America providing for a $5.0 million loan facility. In May 2002, we completed a private placement of equity securities to new and existing investors and received $2.7 million in net proceeds. During the six month period ended June 30, 2002, Raymond V. Sozzi, Jr., our Chairman and CEO, advanced an aggregate of $0.5 million to the Company, all of which was repaid during the six month period ended June 30, 2002.

      As of June 30, 2002 the Company had cash and cash equivalents of $1.5 million. In addition to the Company's cash and cash equivalents, the Company had restricted cash of $0.6 million at June 30, 2002. The Company's restricted cash amounts are related to cash that is held by our third party credit card processor and amounts held in escrow pursuant to the terms of acquisition agreements we entered into relating to the sale of certain of our assets and businesses.

      Net cash used for operating activities was $10.7 million for the six months ended June 30, 2002, a decrease of $1.0 million compared to net cash used for operating activities of $11.7 million for the six months ended June 30, 2001. Net cash used for operating activities in the six months ended June 30, 2002 was primarily a result of a net loss of $6.0 million, a net gain on sale of business of $7.0 million, an increase in inventory of $4.4 million and a decrease in accrued expenses of $2.4 million. The net loss was partially offset by depreciation and amortization of $4.4 million, a decrease in accounts receivable of $3.2 million and an increase in deferred revenue of $3.3 million.

      Net cash provided by investing activities was $5.6 million for the six months ended June 30, 2002, an increase of $16.2 million compared to net cash used for investing activities of $10.6 million for the six months ended June 30, 2001. Net cash provided by investing activities in the six months ended June 30, 2002 was a result of the proceeds received for the sale of the SA Marketing Group business in May 2002, partially offset by purchases of fixed assets. Net cash used in the first six months of 2001 was due the acquisition of OCM Direct in June 2001 and purchases of fixed assets.

      Net cash provided by financing activities was $1.5 million for the six months ended June 30, 2002, a decrease of $16.6 million compared to net cash provided by financing activities of $18.1 million for the six months ended June 30, 2001. The net cash provided by financing activities in the six months ended June 30, 2002 were primarily the result of the net proceeds of $4.5 million from the revolving credit facility with Bank of America and $2.7 million from the sale of 360,000 shares of common stock in a private placement in May 2002, partially offset by the repayment of $5.2 million of our obligations to Reservoir Capital. The net cash provided by financing activities in the six months ended June 30, 2001 was primarily related to the sale of 500,000 shares of common stock in a private placement and the net proceeds from the debt financing with Reservoir Capital.

      As of August 13, 2002, the outstanding principal balance under our credit facility with Reservoir Capital was $10.0 million. The terms of our credit facility with Reservoir Capital, as amended through May 6, 2002, require that we make payments of $5.2 million on or before May 14, 2002, $1.25 million before August 1, 2002 and $1.25 million before September 1, 2002. The May 6, 2002 amendment changed the maturity date of the credit facility from June 2004 to July 1, 2003, eliminated the Lender's option to terminate the credit facility and require repayment by January 1, 2003 and provided that the Lenders' right to require us to purchase certain warrants held by the lenders may not be exercised before July 1, 2003 (absent a loan acceleration). We also modified the agreements with Reservoir Capital to reduce the aggregate of $0.4 million in fees otherwise due on April 15, 2002 to $0.2 million due on July 31, 2002, waive the financial covenants under the Loan Agreement and capitalized certain revolving loan interest payments. As of August 14, 2002, we had made the May 14, 2002 payment of $5.2 million but had not made the August 1, 2002 payment of $1.25 million or the July 31, 2002 payment of $0.2 million. We have agreed with the lenders to defer the payments and are currently in discussion with the lenders to determine an amended payment schedule.

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

      In February 2002, our subsidiary, OCM Direct, and its subsidiaries, CarePackages and Collegiate Carpets, entered into a revolving loan agreement with Bank of America providing for a $5.0 million loan facility. The interest rate under the facility is LIBOR plus 2.5 percent, and the facility is secured by all of the assets of OCM Direct and its two subsidiaries. Student Advantage provided an unsecured guaranty of the obligations of OCM Direct and its subsidiaries to Bank of America. The maturity date of the loan is January 31, 2003, provided that OCM Direct is required to repay all amounts outstanding under the loan for a period of 30 consecutive days between August 1 and October 31, 2002. As of August 14, 2002, the principal amount outstanding under the revolving loan facility was zero.

      We have experienced substantial net losses since our inception and, as of June 30, 2002, had an accumulated deficit of $114.9 million. Such losses and accumulated deficit resulted primarily from significant costs incurred in the development of our products and services and the establishment of our infrastructure. We have taken significant steps through the restructuring that it announced in October 2001 to reduce operating costs for 2002. We currently anticipate that our available cash resources, together with cash expected to be provided from operations, based upon an anticipated increase in revenue for the remainder of 2002 and the first two quarters of 2003, will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months. For purposes of evaluating cash resources during the next 12 months, we have assumed that we will not be required to repay any amounts under our credit facility with Reservoir Capital other than two payments of $1.25 million each in August 2002 and September 2002. Our expectations regarding available cash resources during the next 12 months are also based on the continued availability of OCM Direct's $5.0 million revolving loan facility with Bank of America and significant reductions in the net cash loss that we expect to incur for the remainder of 2002 and the first six months of 2003. We have also assumed that we will not be required to repay any amounts under the Bank of America revolving loan facility when it is scheduled to terminate in January 2003.

     Under the terms of our credit facility with Reservoir Capital Partners, we are required to make periodic interest payments over the borrowing period, to make payments of $1.25 million by August 1, 2002 and again on September 1, 2002, and to repay the total outstanding principal balance on July 1, 2003. As of August 14, 2002 we had not made certain payments of accrued interest or the $1.25 million payment due on August 1, 2002. However, we are engaged in discussions with Reservoir Capital Partners regarding an amendment to the loan agreement. We agreed with Reservoir Capital Partners that our obligation to make payments under the credit facility would be suspended until we received notice from Reservoir Capital Partners that it is terminating our discussions. If Reservoir Capital Partners terminates our discussions, we could be required to repay our entire outstanding indebtedness at such time. If we are required to repay our entire outstanding indebtedness under the Reservoir Capital Partners credit facility, we will be required to obtain additional financing. If Reservoir Capital partners accelerates the entire indebtedness and we fail to make such payment, Reservoir Capital partners may seek to exercise its rights as a secured lender. In addition, if Reservoir Capital Partners were to accelerate the loan, Bank of America could terminate the availability of OCM Direct's $5.0 million revolving loan facility.

        If our revenue and expense projections do not materialize as anticipated or if we are otherwise required to repay the amounts outstanding under the credit facility with Reservoir Capital Partners, we will be required to obtain additional financing. Failure to generate sufficient revenues, obtain additional capital or financing if needed, or reduce certain discretionary spending if necessary, could have a material adverse effect on our assets, properties, operations and our ability to achieve our intended business objectives.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

WE HAVE EXPERIENCED LOSSES IN THE PAST AND EXPECT FUTURE LOSSES.

      We have not achieved profitability and have incurred significant operating losses to date. We incurred net losses of $28.7 million in 2000, $35.8 million in 2001 and $6.0 million in the first six months of 2002. As of June 30, 2002, our accumulated deficit was $114.9 million. We expect to continue to incur significant operating and capital expenditures and, as a result, we will need to generate significant revenue to achieve and maintain profitability. We may need to further reduce our expenses in order to achieve and maintain profitability. We may not be able to reduce our expenses without affecting our ability to generate revenues, consummate transactions or achieve and sustain profitability.

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

WE MAY NEED ADDITIONAL CAPITAL, AND THE FUTURE FUNDING OF THESE CAPITAL NEEDS IS UNCERTAIN.

     We require substantial working capital to fund our business. Due in part to the spending patterns of students and universities and our need to acquire inventory for our OCM Direct business, we experience seasonal variations in our receipts and expenditures of cash. Our loan agreement with Reservoir Capital Partners requires payments of $1.25 million to be made in August and September of 2002, and the full amount of the loan to be repaid on July 1, 2003. As of August 14, 2002, we had not made certain payments of accrued interest or the $1.25 million payment due on August 1, 2002. However, we are engaged in discussions with Reservoir Capital Partners regarding an amendment to the loan agreement. We agreed with Reservoir Capital Partners that our obligation to make payments under the credit facility would be suspended until we received notice from Reservoir Capital Partners that it is terminating our discussions. If Reservoir Capital Partners terminates our discussions, we could be required to repay our entire outstanding indebtedness at such time. We have experienced and expect to continue to experience periodic cash demands that exceed our cash flow and may require additional external financing through credit facilities, sale of debt or equity securities or by obtaining other financing facilities to support our operations. We have also borrowed funds from Raymond V. Sozzi, Jr., our Chief Executive Officer, from time to time to meet certain obligations. In addition, we will require additional equity or debt financing to fund the purchase price, to the extent payable in cash, for any future significant acquisitions. We have entered into factoring arrangements with a third party with respect to certain of our accounts receivable, which has enabled us to accelerate the receipt of cash for these accounts receivable. If we are not able to secure factoring arrangements in the future, our financial condition could be adversely affected. Our loan agreement with Reservoir Capital Partners imposes significant restrictions on our ability to raise funds through the sale of equity, make investments and acquisitions, obtain other financing, and realize proceeds from sales of business units or equity financings.

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

     -     make required payments to our secured lenders,

     - maintain, develop or enhance our offerings or presence in existing markets,

     -     penetrate new markets or take advantage of future opportunities, or

     -     respond to competitive pressures.

WE HAVE TAKEN ON A MATERIAL AMOUNT OF INDEBTEDNESS.

     We incurred material indebtedness in connection with the acquisition of OCM Direct in June 2001 under the terms of the loan agreement we entered into with Reservoir Capital Partners and two affiliated entities, who we refer to collectively as Reservoir Capital Partners. As of August 13, 2002, we had $10.0 million of outstanding principal indebtedness under the loan agreement which is secured by a lien on all of our assets other than assets owned by our subsidiary, OCM Direct. The loan agreement imposes significant restrictions on our ability to raise funds through the sale of equity, make investments and acquisitions, obtain other financing, and realize proceeds from sales of business units. Under the terms of the loan agreement, we are required to make periodic interest payments over the borrowing period to make payments of $1.25 million by August 1, 2002 and again on September 1, 2002, and to pay the total outstanding principal balance on July 1, 2003. As of August 14, 2002, we had not made the payment due on August 1, 2002. However, we are engaged in discussions with Reservoir Capital Partners regarding an amendment to the loan agreement. We agreed with Reservoir Capital Partners that our obligation to make payments under the credit facility would be suspended until we received notice from Reservoir Capital Partners that it is terminating our discussions. If Reservoir Capital Partners terminates our discussions, we would be required to repay our entire outstanding indebtedness at such time. We have agreed with Reservoir Capital to defer the missed payment and are currently in discussion with Reservoir Capital to determine an amended payment schedule.

      In February 2002, OCM Direct and its two subsidiaries entered into a loan and security agreement with Bank of America providing for a secured revolving loan of up to $5.0 million, which is guaranteed on an unsecured basis by Student Advantage. The maturity date of the loan is January 31, 2003, provided that OCM Direct is required to repay all amounts outstanding under the loan for a period of 30 days between August 1 and October 31, 2002. As of August 9, 2002, the principal amount under this facility had been repaid.

      Our total debt may have important consequences to us, including but not limited to the following:

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

      Our ability to repay or to refinance our obligations with respect to our indebtedness will depend on our future financial and operating performance, which, in turn, may be subject to prevailing economic and competitive conditions and other factors, many of which are beyond our control. Our ability to meet our debt service and other obligations and our ability to re-borrow under revolving credit facilities may depend in significant part on the extent to which we can successfully implement our business and growth strategy. There can be no assurance that we will be able to successfully implement our strategy or that the anticipated results of our strategy will be realized.

WE MAY FACE CHALLENGES MAINTAINING OUR NASDAQ NATIONAL MARKET LISTING.

      We may not presently satisfy certain of the requirements for continued listing on the Nasdaq National Market, including at least $10.0 million of stockholders' equity, $5.0 million market value of our public float and 400 stockholders who own 100 shares of stock. In addition, even though we are currently in compliance with the Nasdaq National Market requirement for minimum closing bid price, we may not be able to maintain such compliance in the future.

      If our common stock were delisted from the Nasdaq National Market, among other things, this could result in a number of negative implications, including reduced liquidity in our common stock as a result of the loss of market efficiencies associated with the Nasdaq National Market as well as the potential loss of confidence by suppliers, customers and employees, the loss of analyst coverage and institutional investor interest, fewer business development opportunities and greater difficulty in obtaining financing. There can be no assurance that we will be able to maintain our listing on the Nasdaq National Market.

      In the event our common stock is delisted from the Nasdaq National Market, we are not currently in compliance with the initial listing requirements for the Nasdaq SmallCap Market and, therefore and absent a waiver of certain listing requirements, we will likely seek to list our stock on the so-called "Pink Sheets." This would make it more difficult for an investor to dispose of, or obtain accurate quotations as to the market value of, our stock. This delisting may negatively impact the value of our stock as stocks trading on the over-the-counter market are typically less liquid and trade with larger variations between the bid and ask price. In addition, there are additional sales practice requirements on broker-dealers who sell such securities, such as determining the suitability of the purchaser and receiving the purchaser's written consent to the transaction prior to sale. If the trading price of our stock is below $5.00 per share, trading in the common stock would also be subject to certain other securities laws requirements, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a "penny stock," such as delivery of a disclosure schedule explaining the penny stock market and the risks associated therewith. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our stock, which could severely limit the market price and liquidity of our stock.

GENERAL MARKET CONDITIONS COULD ADVERSELY AFFECT OUR BUSINESS.

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

WE HAVE A LIMITED OPERATING HISTORY AND MAY FACE DIFFICULTIES ENCOUNTERED BY EARLY STAGE COMPANIES IMPLEMENTING AN ONLINE AND OFFLINE STRATEGY.

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

      -     generate sufficient revenue to achieve and maintain profitability,

      - generate or raise sufficient capital to operate and expand our business,

      -     implement our business model,

      - maintain the satisfaction of our members and users, and our university and corporate partners,

      - introduce new and enhanced web and offline products, content, and services and avail ourselves of current opportunities, and

      - respond to current opportunities, competitive developments and market conditions.

      If we do not successfully manage these risks, our business, results of operations and financial condition will be materially adversely affected. We cannot assure you that we will successfully address these risks or that our business strategy will be successful.

WE MAY NOT SUCCESSFULLY IMPLEMENT OUR BUSINESS STRATEGY.

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

OUR ABILITY TO GENERATE SIGNIFICANT REVENUES AND PROFITS FROM CERTAIN ESTABLISHED AND NEW PRODUCTS AND SERVICES IS UNCERTAIN.

      Our business model depends, in part, on increasing the amount of revenues and profits derived from certain established and new products and services. Our ability to generate significant revenues and profits from these products and services will depend, in part, on the implementation of our strategy to generate significant transaction commerce and user traffic through the use of our membership card and SA Cash programs to achieve a significant presence in university and college communities, and to develop and expand on sponsor relationships to include revenue sharing agreements based on transaction volume. There is intense competition among offerors of alternative payment methods, including stored-value cards, debit card and credit cards, and among websites that sell online advertising.

      During the second quarter of 2001, AT&T completed its obligation to purchase Student Advantage memberships in bulk. In prior periods, the majority of student memberships were obtained through AT&T or other corporate partners' promotional offers of Student Advantage memberships. These promotional offers typically included a free one-year membership in the Student Advantage Membership Program. Our corporate partners purchased Student Advantage memberships in bulk to fulfill these promotional offers. We have focused our efforts to change the marketing model for the sale of memberships from a primarily bulk sale model to a more balanced model which includes the sale of memberships to both corporate partners in bulk and direct sales to individuals. We expect to sell memberships under this new model through our corporate partners, the Student Advantage network of websites, our direct mail marketing business and other related marketing channels. We have experienced and anticipate continuing to experience a decline in the overall number of memberships sold through bulk sale arrangements, although we expect that this decline will be partially offset by an increase in the number of individual memberships sold at a higher per unit price. The inability to successfully develop this marketing model or the related sales channels could have a materially adverse effect on the business and our ability to attract and retain corporate partners. It is difficult for us to project future levels of subscription, transaction-related and advertising revenues and profits.

A LIMITED NUMBER OF CUSTOMERS CURRENTLY ACCOUNT FOR A SIGNIFICANT PERCENTAGE OF OUR TOTAL REVENUES.

      In the past, a limited number of customers have accounted for a significant percentage of our total revenues. In the first six months of 2002, there was no single customer that accounted for a significant portion of total revenue. In 2001, three customers, in the aggregate, accounted for approximately 23% of our total revenue. While we anticipate that revenue from this limited number of customers will decline as a percentage of total revenues, a limited number of customers may account for a significant percentage of total revenues in the future, and we believe that we must continue to acquire additional customers to be successful. The loss of any one of these customers, or a material decrease in the services provided to these customers, could have a materially adverse effect on our business. In addition, many of our customers have slowed their payment cycles, and because a substantial portion of our revenue is generated from a limited number of customers, the non-payment or late payment of amounts due from customers could have a material adverse effect on our business, financial condition and results of operations.

COLLEGES AND UNIVERSITIES ARE INCREASINGLY RELUCTANT TO PERMIT BUSINESSES TO MARKET PRODUCTS AND SERVICES ON CAMPUS.

      Colleges and universities are becoming increasingly wary of businesses that market products and services to their students. Recent proposed and enacted laws may restrict how companies can market products and services to students. Many colleges and universities are seeking to decrease or eliminate such marketing. In particular, colleges and universities are concerned that many students have incurred substantial levels of credit card debt. As a result, colleges and universities often attempt to prevent credit card companies and other companies that offer credit from marketing to their students. In the past, we have been mistaken for a credit card company because we give students a plastic card and a unique identification number to represent their membership. This sometimes makes it difficult for us to gain access to college and university students, as we have been denied access to certain college and university campuses in the past.

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

      Our SA Cash offerings involve an industry potentially subject to government regulation. In the future, we might be subjected to federal or state banking laws or regulations. If we are deemed to be in violation of any current or future regulations, we could be exposed to financial liability or forced to change our business practices or offerings. As a result, we could face significant legal fees, delays in extending our product offerings, a curtailing of current or contemplated offerings and damage to our reputation that could adversely affect our financial results.

One or more governmental agencies that regulate or monitor banks or other types of providers of electronic commerce services, including the Office of the Comptroller of the Currency and the Federal Reserve Board, may conclude that, under its statutes and licensing requirements, we are engaged in an unauthorized banking business. In that event, we might be subject to monetary penalties and adverse publicity and might be required to cease doing business with residents of those states. A number of states have enacted legislation regulating check sellers, money transmitters or service providers as banks. This uncertainty regarding the scope and application of these regulations has slowed our ability to market our offerings. Such liability or changes could have a material adverse effect on our business, results of operations and financial condition. Even if we are not forced to change our business practices, we could be required to obtain licenses or regulatory approvals that could cause us to incur substantial costs.

OUR BUSINESS IS SUBJECT TO SEASONAL FLUCTUATIONS, WHICH MAY AFFECT OUR REVENUES AND OPERATING RESULTS.

We tend to sell most of our memberships in the beginning of each academic term. All of these memberships expire on August 31 of each year. Because the aggregate number of memberships within a school year increases as new members are added and because we recognize revenue from memberships ratably over the period from the time of subscription until the end of our membership year, our subscription revenue will typically be higher in the first and second quarters than in the fourth quarter of each fiscal year. It is difficult to determine how the third quarter will typically compare, since it includes two calendar months from the end of a membership year and the first month of the subsequent membership year. In addition, a significant portion of the direct mail business revenue is recognized during the third quarter. The revenue on these sales is generally recognized when the products are shipped to our customers. These seasonal factors could have a material adverse effect on our business, financial condition and results of operations.

OUR QUARTERLY REVENUES AND OPERATING RESULTS ARE NOT INDICATIVE OF FUTURE PERFORMANCE AND ARE DIFFICULT TO FORECAST.

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

WE FACE SIGNIFICANT COMPETITION, WHICH COULD ADVERSELY AFFECT OUR BUSINESS.

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

      In May 2002, we sold our SA Marketing Group business to Triple Dot, a subsidiary of Alloy. In connection with the sale, we agreed not to compete in certain events and promotions businesses until November 2005. This restriction on our ability to compete may prevent as from taking advantage of available business opportunities in the future, which could hinder our ability to gain new corporate sponsors, build the Student Advantage brand and increase the number of members in our Membership Program.

WE MAY UNDERTAKE ADDITIONAL ACQUISITIONS OR DIVESTITURES THAT MAY LIMIT OUR ABILITY TO MANAGE AND MAINTAIN OUR BUSINESS AND MAY BE DIFFICULT TO INTEGRATE INTO OUR BUSINESS.

      From January 1, 1999 to date, we acquired fifteen businesses and, since January 1, 2000, have sold four others. In the future, we may undertake additional acquisitions and sales of certain businesses or operations. These transactions involve a number of risks, including:

      - diversion of management attention and transaction costs associated in negotiating and closing the transaction;

      - under-performance of an acquired business relative to our expectations;

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

WE MUST MANAGE OUR GROWTH AND CONSOLIDATION SUCCESSFULLY, INCLUDING THE INTEGRATION OF ACQUIRED COMPANIES, IN ORDER TO

ACHIEVE OUR DESIRED RESULTS.

      We have experienced dramatic growth in personnel in recent years and expect to continue to hire additional personnel in selected areas. We also reduced our workforce in 2001 to decrease our costs and create greater operational efficiency. This growth and consolidation requires significant time and resource commitments. Further, as a result of our acquisitions, approximately 68% of our employees are based outside of our Boston headquarters. If we are unable to effectively manage a large and geographically dispersed group of employees, anticipate our future growth or manage our consolidations effectively, our business will be adversely affected.

OUR MANAGEMENT TEAM HAS LIMITED EXPERIENCE IN RUNNING A PUBLIC COMPANY.

      Our management team has had limited significant experience in a leadership role in a public company. We cannot assure you that the management team as currently configured will be able to continue to successfully lead a public company. The failure of the management team to continue to adequately handle this challenge could have a material adverse effect on our business.

WE MUST ATTRACT AND RETAIN KEY MANAGEMENT AND OTHER HIGHLY QUALIFIED PERSONNEL IN A COMPETITIVE LABOR MARKET.

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

OUR SYSTEMS MAY FAIL OR EXPERIENCE A SLOWDOWN.

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

OUR NETWORKS MAY BE VULNERABLE TO UNAUTHORIZED ACCESS, COMPUTER VIRUSES AND OTHER DISRUPTIVE PROBLEMS.

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

WE MAY BE SUED FOR INFORMATION RETRIEVED FROM THE INTERNET.

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

WE MAY LOSE MEMBERS AND OUR REPUTATION MAY SUFFER BECAUSE OF UNSOLICITED BULK EMAIL OR SPAM.

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

CONSUMER PROTECTION, PRIVACY CONCERNS AND REGULATIONS COULD IMPAIR OUR ABILITY TO OBTAIN AND USE INFORMATION ABOUT OUR MEMBERS AND USERS AND MAY SUBJECT US TO LITIGATION.

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

WE MAY BE SUBJECT TO LITIGATION WHICH COULD HAVE A MATERIAL ADVERSE EFFECT UPON OUR BUSINESS

      Our industry has been the subject of substantial amounts of litigation regarding intellectual property and contractual rights. Consequently, there can be no assurance that third parties will not allege claims against us with respect to current or future trademarks, advertising or marketing strategies, our syndication of content to third parties offering archived database service, business processes or other proprietary rights, or that we will counterclaim against any such parties in such actions. Any such claims or counterclaims could be time consuming, result in costly litigation, diversion of management's attention, require us to redesign our products or marketing strategies or require us to enter into royalty or licensing agreements, any of which could have a material adverse effect upon our business, results of operations and financial condition. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all.

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

      Despite our best efforts, we cannot assure you that our intellectual property rights will not be infringed, violated or legally imitated. Failure to protect our intellectual property could have a material adverse effect on our business. We have been, and may be, sued or named as a defendant in the future for infringement of the trademark and other intellectual property rights of third parties. Any such claims or counterclaims could be time-consuming, result in costly litigation, diversion of management's attention, require us to redesign our products or marketing strategies or require us to enter into royalty or licensing agreements, any of which could have a material adverse effect on upon our business, results of operations and financial condition. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all.

CERTAIN CURRENT STOCKHOLDERS OWN A LARGE PERCENTAGE OF OUR VOTING STOCK

      As of July 31, 2002, our executive officers, directors and affiliated entities, together own approximately 35% of our outstanding common stock. Therefore, these stockholders are able to significantly influence all matters requiring stockholder approval and, thereby, our management and affairs. Matters that typically require stockholder approval include:

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

PART II. OTHER INFORMATION.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      On May 6, 2002, the Company issued 360,000 shares of Student Advantage common stock to three investors for an aggregate purchase price of $2.7 million. These investors, in the aggregate, have the right, exercisable at any time prior to November 1, 2002, to purchase an additional 45,000 shares of common stock for a purchase price of $7.50 per share and an additional 45,000 shares of common stock with a purchase price of $10.00 per share. The securities were issued to the investors under the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended. No underwriters were involved in such transaction.

      On June 26, 2002, the Company issued 200,000 shares of Student Advantage common stock to former shareholders of OCM Direct, Inc. as final payment under the June 2001 acquisition agreement. The shares were valued at the previous days close price of $2.20 per share or $0.4 million and recorded as additional goodwill related to the OCM acquisition. The securities were issued to the investors under the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended. No underwriters were involved in such transaction.

      All share and per share amounts in this Item 2 have been adjusted to reflect the one-for-ten reverse split of the Common Stock effected on June 28, 2002.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 16, 2002, the following proposals were voted on at the Annual Meeting of
Stockholders:

PROPOSAL                                     FOR    AGAINST/WITHHELD   ABSTAIN

1. To elect William S. Kaiser as a Class  34,806,673    78,972          --
III director to serve for a three year
term expiring at the Annual Meeting
following the fiscal year ended December
31, 2004.

2. To elect Marc J. Turtletaub as a       34,623,697   261,948          --
Class III director to serve for a three
year term expiring at the Annual Meeting
following the fiscal year ended December
31, 2004.

3. To approve an amendment to the
Company's 1999 Employee Stock Purchase
Plan increasing the number of shares of   34,802,571    67,407       15,667
Common Stock issuable under the Plan
from 450,000 shares to 1,000,000 shares
(prior to giving effect to the
one-for-ten reverse split subsequently
adopted) and the continuance of the
Plan, as amended.


In addition to the two directors listed above who were elected at the meeting, the terms of the following directors continued after the meeting: John Connolly, John S. Katzman, Raymond V. Sozzi, Jr., and Charles F. Young.

On June 28, 2002, the following proposal was voted on at a Special Meeting of
Stockholders:

1. To approve an amendment to the               For    Against/Withheld  Abstain
Company's Amended and Restated Certificate
of Incorporation to effect a one-for-ten    35,326,723      770,168       1,051
reverse split of the Company's issued and outstanding Common Stock:

All share amounts and vote counts in this Item 4 are prior to giving effect to the one-for-ten reverse split of the Common Stock effected on June 28, 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

3.1 Certificate of Amendment of Amended and Restated Certificate of Incorporation of Student Advantage, Inc. and the Registrant's Amended and Restated Certificate of Incorporation.

10.1 Amendment No. 5 to Loan Agreement and Amendment to Warrant Agreement, dated as of May 6, 2002, among the Registrant, the subsidiaries of the Registrant and Reservoir Capital Partners, L.P., Reservoir Capital Associates, L.P. and Reservoir Capital Master Fund, L.P. (amending the Loan Agreement by and among the Registrant, the subsidiaries of the Registrant, and Reservoir Capital Partners, L.P., Reservoir Capital Associates, L.P. and Reservoir Capital Master Fund, L.P.). Incorporated herein by reference as filed on form 10-Q for the period ending March 31, 2002.

10.2 Transition Services and General Release Agreement effective as of May 20, 2002 by and between the Registrant and Kenneth S. Goldman.

10.3 Stock Purchase Agreement dated May 6, 2002 by and between the Registrant and Richard Bianchina, Jr.

10.4 Registration Rights Agreement dated May 6, 2002 by and between the Registrant and Richard Bianchina, Jr.

10.5 Stock Purchase Agreement dated May 7, 2002 by and between the Registrant and Pentagram Partners, LP.

10.6 Registration Rights Agreement dated May 7, 2002 by and between the Registrant and Pentagram Partners, LP.

10.7 Stock Purchase Agreement dated May 7, 2002 by and between the Registrant and Marc Turtletaub.

10.8 Registration Rights Agreement dated May 7, 2002 by and between the Registrant and Marc Turtletaub.

      (b) Reports on Form 8-K

The Company filed a Current Report on Form 8-K dated June 20, 2002 with the Securities and Exchange Commission on June 20, 2002 reporting the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".

The Company filed a Current Report on Form 8-K dated June 27, 2002 with the Securities and Exchange Commission on June 27, 2002 reporting a change in certifying accountant.

SIGNATURES

      Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Student Advantage, Inc.

                                    (Registrant)


Dated: August 14, 2002              By: /s/ Kenneth S. Goldman
                                    --------------------------------------------
                                    Kenneth S. Goldman,
                                    Executive Vice President,
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)





                  STATEMENT PURSUANT TO 18 U.S.C. Section 1350

      Pursuant to 18 U.S.C. Section 1350, each of the undersigned certifies that this Quarterly Report on Form 10-Q for the period ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Student Advantage, Inc.


Dated: August 14, 2002              By: /s/ Raymond V. Sozzi, Jr.
                                    --------------------------------------------
                                    Raymond V. Sozzi, Jr.
                                    President and Chief Executive Officer


Dated: August 14, 2002              By: /s/ Kenneth S. Goldman
                                    --------------------------------------------
                                    Kenneth S. Goldman
                                    Executive Vice President,
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)