Form 10-Q
period 2002-09-30
STUDENT ADVANTAGE INC
filed 2002-11-14
CIK 1073508

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ___________


                          Commission File No. 0-26173


                             STUDENT ADVANTAGE, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         DELAWARE                             8699                      04-3263743
-------------------------------    ----------------------------    ----------------------
(STATE OR OTHER JURISDICTION OF    (PRIMARY STANDARD INDUSTRIAL     (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)      CLASSIFICATION CODE NUMBER)    IDENTIFICATION NUMBER)

                                 ---------------

                                280 SUMMER STREET
                           BOSTON, MASSACHUSETTS 02210
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


                                 (617) 912-2000
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

                                 --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,358,284 shares of common stock as of November 1, 2002.

                                 ---------------

                             STUDENT ADVANTAGE, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                                 ---------------

                                      INDEX

                                                                       PAGE(S)
                                                                       -------

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

           Consolidated Balance Sheets as of  September 30, 2002
           (Unaudited) and December 31, 2001                                3

           Consolidated Statements of Operations for the three and
           nine months ended September 30, 2002 (Unaudited)
           and 2001 (Unaudited)                                             4

           Consolidated Statements of Cash Flows for the nine months
           ended September 30, 2002 (Unaudited) and 2001 (Unaudited)        5

           Notes to Consolidated Financial Statements (Unaudited)           6

ITEM 2.    MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS                                       10

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK      27

ITEM 4.    CONTROLS AND PROCEDURES                                         27

PART II.   OTHER INFORMATION                                               27

ITEM 6.    EXHIBITS AND REPORTS ON FORMS 8-K                               27

SIGNATURES                                                                 28

CERTIFICATIONS                                                             29

EXHIBIT INDEX                                                              31

PART 1. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.


                            STUDENT ADVANTAGE, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                         SEPTEMBER 30,   DECEMBER 31,
                                                                            2002            2001
                                                                         -------------   ------------
                                                                          (unaudited)
                                          ASSETS
Current assets
  Cash and cash equivalents ...........................................   $   5,223       $   5,093
  Restricted cash......................................................         514             667
  Accounts receivable (net of reserves of $711 and $737
    at September 30, 2002, and December 31, 2001, respectively)........       2,194           6,163
  Inventory............................................................       3,422           1,863
  Prepaid expenses and other current assets............................       7,586           3,109
                                                                          ---------       ---------
  Total current assets.................................................      18,939          16,895
  Notes receivable.....................................................       4,268           4,378
  Property and equipment, net..........................................       6,823          12,033
  Intangible and other assets, net.....................................      19,528          24,825
                                                                          ---------       ---------
    Total assets.......................................................   $  49,558       $  58,131
                                                                          =========       =========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable.....................................................   $   7,014       $   5,196
  Current borrowings under revolving lines of credit...................       5,000           2,500
  Notes payable........................................................      12,600              --
  Accrued compensation.................................................       1,480           2,517
  Other accrued expenses...............................................       7,646          11,056
  Deferred revenue.....................................................       7,576           3,521
  Current obligation under capital lease...............................         461           1,368
                                                                          ---------       ---------
    Total current liabilities..........................................      41,777          26,158
                                                                          ---------       ---------

  Other long-term accrued expenses.....................................         170           4,188
  Deferred revenue.....................................................       1,763             534
  Warrants payable.....................................................          --           1,996
  Long-term borrowings under revolving lines of credit.................          --           2,500
  Notes payable........................................................          --          10,200
  Long-term obligation under capital lease.............................         120             764
                                                                          ---------       ---------
    Total long-term obligations........................................       2,053          20,182
                                                                          ---------       ---------
    Total liabilities..................................................      43,830          46,340
                                                                          ---------       ---------

Stockholders' equity
  Preferred stock, $0.01 par value, 5,000,000 shares authorized,
    no shares issued and outstanding...................................          --              --
  Common stock, $0.01 par value; authorized: 150,000,000 shares;
    issued and outstanding:
  5,358,284 and 4,753,125 at September 30, 2002 and December 31, 2001,
    respectively.......................................................         536             476
  Additional paid-in capital...........................................     123,465         120,298
  Accumulated deficit..................................................    (118,223)       (108,884)
  Notes receivable from stockholders...................................         (50)            (50)
  Deferred compensation................................................          --             (49)
                                                                          ---------       ---------
    Total stockholders' equity.........................................       5,728          11,791
                                                                          ---------       ---------
    Total liabilities and stockholders' equity.........................   $  49,558       $  58,131
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

                             STUDENT ADVANTAGE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                 SEPTEMBER 30,
                                                                     2002          2001            2002           2001
                                                                   --------       --------       --------       --------
Revenue
  Student services..............................................   $ 19,253       $ 20,104       $ 40,851       $ 39,558
  Corporate and university solutions............................        844          2,835          3,673         10,150
                                                                   --------       --------       --------       --------
     Total revenue..............................................     20,097         22,939         44,524         49,708

Costs and expenses
  Cost of student services revenue..............................      7,947          7,185         15,452         11,826
  Cost of corporate and university solutions revenue............        236          1,330          2,092          5,338
  Product development...........................................      1,895          3,796          5,647         14,376
  Sales and marketing...........................................      6,774          9,540         18,701         22,069
  General and administrative....................................      2,460          2,892          9,074          8,628
  Depreciation and amortization.................................      2,414          3,940          6,836         10,280
                                                                   --------       --------       --------       --------
     Total costs and expenses...................................     21,726         28,683         57,802         72,517
                                                                   --------       --------       --------       --------

Loss from operations............................................     (1,629)        (5,744)       (13,278)       (22,809)
Realized gain (loss) on sale of assets..........................       (421)            --          6,532             --
Equity interest in Edu.com net loss.............................         --             --             --           (495)
Interest and other expense......................................     (1,280)          (569)        (2,593)          (417)
                                                                   --------       --------       --------       --------

Net loss........................................................   $ (3,330)      $ (6,313)      $ (9,339)      $(23,721)
                                                                   ========       ========       ========       ========
Basic and diluted net loss per share............................   $  (0.62)      $  (1.34)      $  (1.85)      $  (5.46)
                                                                   ========       ========       ========       ========
Shares used in computing basic and diluted net loss per share...      5,347          4,721          5,040          4,345
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

                             STUDENT ADVANTAGE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                     FOR THE NINE MONTHS
                                                                     ENDED SEPTEMBER 30,
                                                                      2002          2001
                                                                    -------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.......................................................   $(9,339)      $(23,721)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation.................................................     5,219          4,813
    Amortization of intangible assets............................     1,617          5,467
    Deferred financing amortization..............................       900             --
    Net gain on sale of assets...................................    (6,532)            --
    Equity interest in Edu.com net loss..........................        --            495
    Reserve for allowances and bad debts.........................       315            432
    Compensation expense relating to issuance of equity..........        49            397
    Exchange of notes receivable for assets sold.................        --           (504)
    Amortization of marketing expense associated with common
      stock warrant..............................................        --            888
    Changes in current assets and liabilities, net of effects
      of acquisitions:
      Accounts and notes receivable..............................     3,845         (2,997)
      Prepaid expenses and other current assets..................    (1,787)         2,111
      Inventory..................................................    (1,559)         3,322
      Accounts payable...........................................     1,818         (5,254)
      Accrued compensation.......................................    (1,037)           408
      Other accrued expenses.....................................    (4,488)         2,393
      Deferred revenue...........................................     5,284          1,102
                                                                    -------       --------
      Net cash used in operating activities......................    (5,695)       (10,648)
                                                                    -------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixed assets......................................    (1,325)        (3,481)
  Proceeds from sale of business.................................     6,500             --
  Proceeds from sale of notes....................................       100
  Proceeds from sale of fixed assets.............................       170
  Acquisition of business for cash and common stock..............        --         (9,331)
                                                                    -------       --------
      Net cash provided by (used in) investing activities........     5,445        (12,812)
                                                                    -------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in restricted cash....................................       153             --
  Proceeds from issuance of stock................................     2,725          9,800
  Proceeds from exercise of common stock options, warrants and
    employee stock purchase plan.................................        61            222
  Repayment of capital lease obligations.........................      (759)        (1,207)
  Proceeds of revolving lines of credit, net.....................        --           (789)
  Repayment of note payable......................................    (5,200)        (1,011)
  Proceeds of notes payable......................................     3,400         10,000
                                                                    -------       --------
      Net cash provided by financing activities..................       380         17,015
                                                                    -------       --------
Increase (decrease) in cash and cash equivalents.................       130         (6,445)
Cash and cash equivalents, beginning of period ..................     5,093         12,762
                                                                    -------       --------
Cash and cash equivalents, end of period.........................   $ 5,223       $  6,317
                                                                    =======       ========
Cash paid during the period for interest.........................     1,142            270
                                                                    =======       ========


  The accompanying notes are an integral part of these consolidated financial statements.

                             STUDENT ADVANTAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 -- THE COMPANY

      Student Advantage, Inc. is an integrated media and commerce company focused on the higher education market. The Company works with more than 1,000 colleges and universities, student organizations and alumni associations, and more than 15,000 participating business locations to develop products and services that enable students to make less expensive and more convenient purchases on and around campus. The Company's exclusive university and business relationships allows it to sell campus specific products and services and licensed collegiate sports memorabilia directly to parents, students and alumni.

      Student Advantage, Inc. was incorporated in the State of Delaware on October 20, 1998. The Company began operations in 1992 as a sole proprietorship, converted to a general partnership in 1995, converted to a limited liability company in 1996 and became a C corporation in 1998. From inception through December 1997, the Company's revenue was derived primarily from annual membership fees. Since that time, the Company has expanded its product and service offerings through internal growth as well as acquisitions. However, despite the expansion of products and service offerings, the Company operates as one business segment.

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

      The Company has experienced substantial net losses since its inception and, as of September 30, 2002, had an accumulated deficit of $118.2 million. Such losses and accumulated deficit resulted primarily from significant costs incurred in the development of the Company's products and services and the establishment of the Company's infrastructure. The Company has taken significant steps through the restructuring that it announced in October 2001 to reduce operating costs for 2002. However, the Company's operating and financing plan for the remainder of 2002 and into 2003 reflects the following assumptions:

          - The Company will be able to achieve significant reductions in net cash loss through the end of 2002.

          - The Company will not be required to repay amounts due to Reservoir Capital and Scholar, Inc. (see Note 5) under the terms of the loan agreement, as the outstanding amounts will be refinanced.

          - The Company will have continue access to the revolving loan with Bank of America entered into by OCM Direct, a subsidiary of the Company. This revolving loan is scheduled to terminate in January 2003.

          - The Company will be able to sell a significant amount of its assets.

          - The Company will obtain required consents from Reservoir Capital and close a $1.0 million loan from Raymond V. Sozzi, Jr., the Company's President and Chief Executive Officer.

      If the Company's revenue and expense projections do not materialize as anticipated or if the Company is required to repay the amounts outstanding under the Company's credit facility with Reservoir Capital and Scholar in July 2003, as required by the terms of the loan agreement, the Company may be required to obtain additional financing prior to September 2003. Failure to generate sufficient revenues, obtain additional capital or financing if needed, or reduce certain discretionary spending if necessary, would have a material adverse effect on the Company's ability to achieve its intended business objectives and its ability to continue as a going concern.

      These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2001.

UNAUDITED INTERIM FINANCIAL INFORMATION

      The unaudited interim consolidated financial statements of Student Advantage for the nine months ended September 30, 2002 and 2001, respectively, included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions from Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

      In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Student Advantage at September 30, 2002, and the results of its operations for the three and nine month periods ended September 30, 2002 and 2001, respectively, and its cash flows for the nine month periods ended September 30, 2002 and 2001, respectively. The results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the expected results for the full fiscal year or any future period.

NOTE 2 -- COMPUTATION OF UNAUDITED NET INCOME (LOSS) PER SHARE (1, 2, 3, 4)


                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                  THREE MONTHS ENDED         NINE MONTHS ENDED
                                                    SEPTEMBER 30,               SEPTEMBER 30,
                                                 2002          2001          2002          2001
                                                -------       -------       -------       --------
BASIC AND DILUTED NET INCOME (LOSS) PER SHARE:

Net loss                                        $(3,330)      $(6,313)      $(9,339)      $(23,721)
                                                -------       -------       -------       --------

Basic and diluted weighted average common
  shares outstanding (2), (3)                     5,347         4,721         5,040          4,345
                                                -------       -------       -------       --------
Basic and diluted net loss per share            $ (0.62)      $ (1.34)      $ (1.85)      $  (5.46)
                                                -------       -------       -------       --------


(1) Net loss per share is computed under SFAS No. 128, "Earnings Per Share". Basic net loss per share is computed using the weighted average number of shares.

(2) For all periods, diluted net loss per share does not differ from basic net loss per share since potential common shares from exercise of stock options and warrants are anti-dilutive.

(3) All share and per share amounts reflect the Company's one-for-ten reverse stock split, which was effective on June 28, 2002.

(4) As of September 30, 2002, Student Advantage had reserved 511,993 shares of its common stock for the exercise of various options with exercise prices ranging from $0.74 to $222.50 per share. As of September 30, 2002, Student Advantage had reserved 301,653 shares of its common stock for the exercise of various warrants with exercise prices ranging from $12.60 to $110.80 per share.

NOTE 3 -- RECENT ACCOUNTING PRONOUNCEMENTS

      In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141, which requires all business combinations to be accounted for using the purchase method, is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 applies to goodwill and intangible assets acquired after June 30, 2001, as well as to goodwill and intangible assets previously acquired. Under this statement, goodwill and other certain intangible assets deemed to have an infinite life will no longer be amortized. Instead, these assets will be reviewed for impairment on a periodic basis, which may result in a non-cash charge to earnings. This statement was effective for the Company on July 1, 2001 with respect to any acquisitions completed after June 30, 2001, and on January 1, 2002 for all other goodwill and intangible assets. In accordance with SFAS 142, the Company discontinued the amortization of goodwill effective January 1, 2002. A reconciliation of previously reported net income and earnings per share, to the amounts adjusted for the exclusion of goodwill, follow (in thousands, except per share amounts). These amounts are adjusted for each of the periods included in this Form 10-Q. In the fourth quarter of 2002, the Company will perform an analysis to assess the carrying value of the remaining goodwill amounts to determine whether any asset impairment has occurred.

                                            THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                                  2002             2001              2002             2001
                                               ---------         -------          ---------        -----------

Reported net loss                              $  (3,330)        $(6,313)         $ (9,339)        $  (23,721)
Add: Goodwill amortization                            --           1,244                --              3,808
                                               ---------         -------          --------         ----------
Adjusted net loss                              $  (3,330)        $(5,069          $ (9,339)        $  (19,913)

Basic and diluted loss per share:
Reported loss per share                        $   (0.62)        $ (1.34)         $  (1.85)        $    (5.46)
Add: Goodwill amortization                            --            0.26                --               0.88
                                               ---------         -------          --------         ----------
Adjusted basic and diluted loss per share      $   (0.62)        $ (1.08)         $  (1.85)        $    (4.58)

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which superseded SFAS No. 121, "Accounting for Long-Lived Assets and for Long-Lived Assets to be Disposed of." The Company was required to adopt SFAS No. 144 effective January 1, 2002 and has determined that it had no impact on its financial condition or results of operations.

NOTE 4 -- RELATED PARTY TRANSACTIONS

      Effective May 15, 2000, the Company entered into an Affiliate and E-Commerce Agreement with Princeton Review Publishing, LLC, and The Princeton Review Management, LLC ("TPR"). Princeton Review Publishing, LLC is a stockholder of the Company and one of its officers and equity holders is a member of the Company's Board of Directors. Under the agreement, TPR paid the Company a fee to participate in the Student Advantage network by placing the Student Advantage logo and content on The Princeton Review's review.com website. In addition, TPR provided discounts as part of the Student Advantage Membership Program and marketed the discount to high school, college and university students. Additionally, under the agreement the Company paid TPR a fee in exchange for exclusive advertising sales responsibilities for the review.com website. The agreement expired on March 31, 2002. The Company recorded revenues of $0.2 million and $0.6 million and expenses of $0.2 million and $0.7 million related to this agreement during the nine months ended September 30, 2002 and 2001, respectively. Additionally, the Company recorded revenue and expenses of approximately $0.4 million and $0.5 million, respectively, related to additional work performed by both parties for the nine month period ended September 30, 2002.

      During the nine month period ended September 30, 2002, Raymond V. Sozzi, Jr., the Company's President and Chief Executive Officer, advanced an aggregate of $0.9 million to the Company, all of which was repaid during the nine month period ended September 30, 2002. There were no advances for the nine month period ended September 30, 2001.

      On September 30, 2002, the Company announced that a Special Committee of its Board of Directors, formed to consider strategic alternatives, was in discussions regarding a proposal for the acquisition of the Company made by a group of stockholders, including Raymond V. Sozzi, Jr., the Company's President and Chief Executive Officer, and Atlas II, L.P., at a price between $1.50 and $1.75 per share. The proposal is subject to, among other things, the receipt of sufficient financing and the negotiation of a definitive agreement.

      On September 30, 2002, the Company entered into a $3.5 million loan agreement with Scholar, Inc., an entity formed by Raymond V. Sozzi, Jr., the Company's President and Chief Executive Officer, Atlas II, L.P. and certain other stockholders, which is referred to as the Scholar loan. As of September 30, 2002, the Company had received $3.4 million of the loan. The remaining $0.1 million was received on October 1, 2002.

      On November 8, 2002, the Company's Board of Directors authorized the Company to borrow $1.0 million from Raymond V. Sozzi, Jr., the Company's President and Chief Executive Officer. The proposed loan, which is referred to as the Sozzi loan, is anticipated to be secured by certain promissory notes that the Company acquired in connection with the disposition of the Voice FX assets in November and December of 2001 and accrues interest at a rate of 8 percent per annum. The loan would mature on the first to occur of July 1, 2003 or an event of default under the Reservoir Capital loan agreement. Of the $1.0 million anticipated to be borrowed under the Sozzi loan, $250,000 will be paid to Reservoir Capital to reduce the Company's indebtedness to Reservoir Capital. Any payments under the Voice FX promissory notes prior to the maturity of the Sozzi loan would be paid to Raymond V. Sozzi, Jr. to reduce the outstanding principal balance of the Sozzi loan. The terms of and definitive documentation for the Sozzi loan are, on the date of this report, still subject to negotiation.

NOTE 5 -- BORROWINGS

      In February 2002, the Company's subsidiary, OCM Direct and its two subsidiaries, CarePackages, Inc. and Collegiate Carpets, Inc., entered into a revolving loan agreement with Bank of America providing for a $5.0 million loan facility, which is referred to as the OCM loan. The interest rate under the OCM loan is LIBOR plus 2.5 percent and the facility is secured by all of the assets of OCM Direct and its two subsidiaries. The Company provided an unsecured guaranty of the obligations of its three subsidiaries to Bank of America. The maturity date of the loan is January 31, 2003, provided that OCM Direct was required to repay all amounts outstanding under the loan for a period of 30 consecutive days between August 1 and October 1, 2002. The Company met this requirement by maintaining a zero balance on the facility from August 9, 2002 through October 1, 2002. As of November 11, 2002, OCM Direct had reborrowed $2.4 million under the OCM loan.

      On September 30, 2002, Reservoir Capital agreed to modify the terms of the Reservoir Capital credit facility. Reservoir Capital agreed, absent future defaults, not to demand payment for principal, interest and fees due under the credit facility prior to July 1, 2003, which is the maturity date for the credit facility. Reservoir Capital also agreed to cancel the warrants previously issued under the credit facility and the associated right to require the Company to repurchase the warrants for cash in exchange for a $4.2 million increase in the amount of indebtedness under the Reservoir Capital. Prior to the amendment, the Company had previously recorded warrant liability and deferred financing costs of $2.5 million. As of September 30, 2002, $1.5 million has been amortized as interest expense since the inception of the loan in June 2001. The remaining balance of $2.7 million in deferred financing costs will be amortized to interest expense over the remaining term of the loan. Reservoir Capital agreed that the Company could satisfy its obligations to Reservoir Capital under the credit facility by making a payment of $11.5 million prior to January 31, 2003. If the Company makes payments of at least $6.0 million but less than $11.5 million prior to January 31, 2003, the remaining indebtedness to Reservoir Capital under the Reservoir Capital credit facility will be reduced to the difference between $11.5 million and the amounts paid as of such date, and such remaining indebtedness will bear interest at 20 percent per annum and will be due on July 1, 2003. If the Company fails to make payments of at least $6.0 million prior to January 31, 2003, it will be obligated to make payments in accordance with the existing terms of the Reservoir Capital credit facility. The Company has classified the amounts due to Reservoir as current liabilities in the accompanying financial statements.

      On September 30, 2002, the Company entered into a $3.5 million loan agreement with Scholar, Inc. See Note 4 above.

      On November 8, 2002, the Company's Board of Directors authorized the Company to borrow $1.0 million from Raymond V. Sozzi, Jr., the Company's President and Chief Executive Officer. See Note 4 above.

NOTE 6 -- OTHER EVENTS

      Effective April 1, 2002, the Company entered into a two year Sales Agency Agreement with a third party, whereby the Company appointed the third party as the primary, non-exclusive agent for the purpose of selling the media products of the Company. Under the agreement, the Company received $4.9 million as an agent fee and will be making quarterly payments to the third party of $0.4 million and additional commission payments based on media revenues over the two-year term of the agreement. Under certain circumstances, including the sale of College Club assets, the Company may be required to provide the third party with payments of $3.0 million to $3.5 million from any proceeds, less amounts paid by the Company to the third party during the agreement's term. Accordingly, the Company deferred the $4.9 million fee it received and is recognizing the unguaranteed amount of $1.9 million over the two-year term of the agreement as appropriate. If the agreement is terminated, the sales agent could seek to recover more than $2.0 million from the Company. The remaining $3.0 million is being reduced as required payments are made to the third party. On November 4, 2002, the third party notified the Company that it believed the Company was in default under the Sales Agency Agreement and reserved its rights to terminate the agreement on the expiration of the 45-day cure period.

      On July 15, 2002, the Company agreed to a lease termination regarding its facility in San Diego, CA. The facility was acquired during the October 2000 acquisition of CollegeClub and at that time the Company identified its intention to vacate the facility. As a result, the Company provided for an accrual on unused space for the future lease obligation as part of the original accounting of the purchase price. At the time of the termination of the lease, the Company had $2.4 million accrual remaining related to unused space. In accordance with EITF 95-3, the Company reversed the accrual against the goodwill related to the acquisition during the quarter ended September 30, 2002.

      As of June 30, 2002, the Company was not in compliance with the Nasdaq National Market minimum requirement of $4.0 million in net tangible assets or $10.0 million in stockholder's equity. On August 20, 2002, the Company was notified by Nasdaq that it had regained compliance with the stockholder's equity requirement for continued inclusion on the Nasdaq National Market. On September 9 and September 20, 2002, the Company received letters from the Nasdaq National Market indicating that its common stock had not maintained a minimum market value of publicly held shares of $5.0 million or a minimum closing bid price of $1.00 over the previous thirty consecutive trading days, respectively. On October 30, 2002, the Company was notified by Nasdaq that it had regained compliance with the minimum closing bid price requirement for continued inclusion on the Nasdaq National Market. Under applicable Nasdaq rules, our common stock could be delisted from the Nasdaq National Market if the common stock does not regain a minimum market value of publicly-held shares of $5.0 million before December 9, 2002.

      On May 6, 2002, the Company issued 360,000 shares of Student Advantage common stock to three investors for an aggregate purchase price of $2.7 million. The Company also granted these investors the right, exercisable at any time prior to November 1, 2002, to purchase in the aggregate an additional 45,000 shares of common stock for a purchase price of $7.50 per share and an additional 45,000 shares of common stock with a purchase price of $10.00 per share. As of September 30, 2002 no additional shares have been issued. On September 27, 2002, one investor terminated the right to purchase 28,337 shares of common stock for a purchase price of $7.50 and an additional 28,337 shares of common stock with a purchase price of $10.00 per share.

      On November 8, 2002, the Company's Board of Directors authorized the Company to borrow $1.0 million from Raymond V. Sozzi, Jr., the Company's President and Chief Executive Officer. See Note 4 above.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      Student Advantage has included in this filing certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 concerning Student Advantage's business, operations and financial condition. The words or phrases "can be", "expects", "may affect", "may depend", "believes", "estimate", "project" and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and Student Advantage cautions you that any forward-looking information provided by or on behalf of Student Advantage is not a guarantee of future performance. Actual results could differ materially from those anticipated in such forward-looking statements due to a number of factors, some of which are beyond Student Advantage's control, in addition to those discussed in Student Advantage's other public filings, press releases and statements by Student Advantage's management, including those set forth below under "Factors That May Affect Future Results". All such forward-looking statements are current only as of the date on which such statements were made. Student Advantage does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

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

      We reach consumers offline through Student Advantage Campus Services, which includes the Student Advantage Membership Program, SA Cash Programs and OCM Direct, and online through our highly trafficked websites studentadvantage.com, CollegeClub.com and our Official College Sports Network ("OCSN"). The Student Advantage Membership Program is a national fee-based membership program that provides student members with exclusive benefits including ongoing discounts on products and services currently offered by more than 15,000 participating business locations. Discounts are made available to students both through our studentadvantage.com website and at sponsors' retail locations, and are heavily promoted at our CollegeClub.com website. OCM Direct is a direct mail marketing business that provides college and university-endorsed products, including residence hall linens and related accessories, care packages and diploma frames to students and their parents. The SA Cash Programs enable students to use their college ID cards as a method of payment (stored-value card) for off-campus dining, shopping and other purchasing needs. OCSN is the most-trafficked network on the web devoted exclusively to college sports, providing online brand management and content delivery to more than 120 top schools and athletic conferences.

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

      We recorded deferred compensation of $4.2 million in 1998 and an additional $0.2 million in 1999, which were offset by reductions of $0.3million, $0.7 million and $0.2 million, during 1999, 2000 and 2001, respectively, due to stock option cancellations as a result of employee terminations. Of the remaining $3.2 million deferred, the full amount had been amortized to expense as of March 31, 2002, of which $1.1 million, $0.8 million, $0.5 million and $49,000 was recorded as an expense in 1999, 2000, 2001 and the first nine months of 2002 respectively. The stock based compensation charges have been included in the individual operating expense line items in the financial statements.

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

Accounts Receivable Securitizations

      We account for the factoring of accounts receivable in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." At the time the receivables are sold, the balances are removed from the Consolidated Balance Sheet. Costs associated with the sale of receivables, primarily related to interest and administrative costs, are included in general and administrative expense in the Consolidated Statements of Operations. During the nine month period ended September 30, 2002, we entered into an agreement with a financial institution to sell an undivided interest in certain trade accounts receivable. Proceeds from the sale of certain receivables during the nine month period ended September 30, 2002 were approximately $5.6 million. Costs associated with the sale of receivables, primarily related to the interest and administrative fees were $0.2 million and are included in general and administrative expenses in the Consolidated Statements of Operations. As of November 11, 2002, all trade accounts receivable related to this agreement had been collected and remitted in accordance with the agreement.

Revenue Recognition

      We report revenues in two categories: student services revenue and corporate and university solutions revenue. Student services revenue is attributable to the parts of our business which are focused primarily on providing goods and services to students, their parents and alumni. We derive student services revenue from commerce, subscription and advertising. Commerce revenue is derived primarily from transaction-based revenue earned for reselling products and services, processing stored value transactions and acquiring student customers on behalf of other businesses. To date, commerce revenue has primarily consisted of revenue that we receive from the sale of residence hall linens and related accessories, care packages and diploma frames through direct mail marketing, fees from SA Cash transactions and e-commerce revenue from our network of websites. Commerce revenue is recognized upon the completion of the related contractual obligations. Subscription revenue is derived from membership fees related to enrolling students in the Student Advantage Membership Program. Memberships are distributed in several ways. We sell memberships directly to students and parents of students for an annual membership fee, we distribute memberships at no cost to certain qualified students and we sell memberships to certain of our corporate partners for resale to students at their retail locations. Subscription revenue is recognized ratably from the date of subscription to the end of the annual membership period, which ends on August 31 of each year. Advertising revenue consists primarily of fees for banner advertisements and sponsorships on our network of websites. Website advertising revenue is recognized as the related impressions are displayed, provided that no significant obligations remain and collection of the related receivable is assured. Certain advertising arrangements include guarantees of a minimum number of impressions. For arrangements with guarantees, revenue is recognized based upon the lesser of: (1) ratable recognition over the period the advertising is displayed, provided that no significant Company obligations remain and collection of the receivable is assured, or (2) a pro-rata portion of contract revenue based upon impressions delivered relative to minimum guaranteed impressions to be delivered.

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

      In accordance with the EITF Issue No. 99-17 "Accounting for Advertising Barter Transactions," we have appropriately recorded barter revenue and expense based upon the fair value of the advertising surrendered in the transaction. Fair value is established by reference to comparable cash transactions during the nine-month period preceding the barter transaction. Generally, barter transactions involve exchanges of banner advertising. For the nine months ended September 30, 2002 and 2001, we recorded $2.5 million and $3.5 million of barter revenue and $2.5 million and $3.5 million of barter expense recorded as sales and marketing expense, respectively.

      In accordance with Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" and EITF Issue No. 99-19 "Reporting Revenue Gross as a Principal versus Net," we have evaluated our revenue and determined that it is being reported in accordance with the guidance. We have recorded certain of our commerce revenue at gross, as we are considered the primary obligor in the transaction.

      In November 2001, the Emerging Issued Task Force concluded its discussions on EITF Issue 01-9 "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)". This guidance requires that an entity account for consideration given to a customer as a reduction of revenue unless it can demonstrate an identifiable benefit that can be sufficiently separable from the sale of the products or services to the customer, and can reasonably estimate the fair value of the benefit identified. We adopted EITF Issue 01-9 effective January 1, 2002. In accordance with EITF 01-9, we will offset the amortization of consideration given to certain vendors against revenue. In accordance with EITF 01-9, the Company has offset amortization of consideration given to certain vendors against revenue. While consideration given and received by the Company is carried at the gross value of the amounts on the balance sheet, any revenue recognized is reflected on a net basis in the accompanying statement of operations.


Intangible and Other Assets

      Intangible assets include the excess of the purchase price over identifiable tangible net assets acquired in acquisitions. Such assets include goodwill, completed technology, workforce, customer lists, non-compete agreements, websites and other intangible assets, which are being amortized on a straight-line basis over their estimated economic lives ranging from two to fifteen years. Accumulated amortization was $12.7 million and $11.1 million at September 30, 2002 and December 31, 2001, respectively. We periodically evaluate our intangible assets for potential impairment. As a result of the application of SFAS 142 in 2002, we stopped amortizing the remaining goodwill related to the acquisitions of OCM Direct and CollegeClub in the first quarter of 2002. On July 15, 2002, we agreed to a lease termination regarding our facility in San Diego, CA. The lease obligation was acquired during the October 2000 acquisition of College Club and at that time we identified our intentions to vacate the facility. As a result, we provided for an accrual on unused space for the future lease obligation as part of the purchase price. At the time of the lease termination, we carried a $2.4 million accrual related to the purchase price accrual. In accordance with EITF 95-3, we reversed the accrual against a portion of the remaining goodwill related to the acquisition during the quarter ended September 30, 2002.

Long-Lived Assets

      We assessed the realizability of long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." We review our long-lived assets for impairment if events and circumstances indicate the carrying amount of an asset may not be recoverable. We evaluated the realizability of its long-lived assets based on profitability and cash flow expectations for the related asset. As a result of its review, we recorded asset impairment charges of $1.9 million for the year ended December 31, 2001. There were no impairments for the nine month period ended September 30, 2002. We will be reviewing our impairment again in the fourth quarter of 2002.

RESULTS OF OPERATIONS

Comparison of Quarter Ended September 30, 2002 with Quarter Ended September 30, 2001

      Revenue. Total revenues decreased to $20.1 million for the quarter of 2002 from $22.9 million for the third quarter of 2001, due to decreases in student services revenue of $0.9 million and decrease in corporate and university solutions revenue of $2.0 million.

      Student Services Revenue. Student services revenue decreased to $19.3 million in the third quarter of 2002 from $20.1 million in the third quarter of 2001. The decrease in student services revenue was primarily due to the sale of the eStudentLoan business in 2001. Additionally, online advertising on our network of web sites decreased primarily as a result of a decrease in advertising on CollegClub.com.

      Corporate and University Solutions Revenue. Corporate and university solutions revenue decreased to $0.8 million in the third quarter of from $2.8 million in the third quarter of 2001. The decrease in revenue was primarily due to the sale of our Voice FX assets on December 31, 2001 and the sale of our SA Marketing Group assets on May 8, 2002. The decrease was also as the result of a reduction in marketing spending by several of our corporate customers. The reduction in marketing spending is attributable to the continued overall slow-down in the economy and more specifically, the advertising and marketing sectors.

      For the three month period ended September 30, 2002 there were no individual customers that accounted for more than 10% of total revenue. General Motors accounted for 12% of total revenue and 14% of student services revenue in three month period ended September 30, 2001.

      Cost of Student Services Revenue. Cost of student services revenue consists of the costs associated with subscription, commerce and advertising revenue. Subscription costs consists of the costs associated with the fulfillment of membership subscriptions and customer service. Commerce costs include costs of goods paid to partners in connection with selling products and personnel-related costs associated with acquiring customers for the Company and our corporate clients. Advertising costs consist primarily of royalties paid to colleges and universities and fees paid to partners' in exchange for the right to place media inventory on such parties' web sites. Cost of student services revenue increased to $7.9 million in the third quarter of 2002 from $7.2 million in the third quarter of 2001. The increase was primarily due to an increase in commerce costs consisting of cost of goods paid to third parties in connection with selling products related to OCM Direct, our direct mail business, which we acquired in June 2001.

      Cost of Corporate and University Solutions Revenue. Cost of corporate and university solutions revenue consists primarily of the costs of marketing services and the costs of acquiring customers on behalf of our corporate clients. Marketing services costs primarily include the direct and indirect costs associated with planning and implementing events and promotions. Cost of corporate and university solutions revenue decreased to $0.2 million in the third quarter of 2002 from $1.3 million in the third quarter of 2001, consistent with decreases in revenues for marketing services, decreases in revenues due to the sale of our Voice FX assets on December 31, 2001 and the sale of our SA Marketing Group assets on May 8, 2002.

      Product Development. Product development expenses consist primarily of personnel-related and consulting costs associated with the development and enhancement of our suite of products, which includes the Student Advantage Membership Program, the SA Cash Program and our network of web sites. Product development expenses decreased to $1.9 million in the quarter of 2002 from $3.8 million in the third quarter of 2001. The decrease was primarily due to the sale of our eStudentLoan and Voice FX assets in the fourth quarter of 2001, the sale of our SA Marketing Group assets in May 2002, the reduction in number of employees engaged in product development in the fourth quarter of 2001 and a reduction in technology spending.

      Sales and Marketing. Sales and marketing expenses consist primarily of personnel and other costs related to our sales and marketing programs. Sales and marketing expenses decreased to $6.8 million in the third quarter of 2002 from $9.5 million in the third quarter of 2001. The decrease was related to a one-time non-cash expense for television advertising recorded in the second quarter of 2001, the sale of our Voice FX assets on December 31, 2001 and the sale of our SA Marketing Group assets in May 2002. The decrease was partially offset by additional sales and marketing expenses associated with OCM Direct, which was acquired in June 2001.

      General and Administrative. General and administrative expenses consist primarily of costs related to general corporate functions, including executive management, finance, human resources, facilities, accounting and legal. General and administrative expenses decreased to $2.5 million in the third quarter of 2002 from $2.9 million in the third quarter of 2001. The decrease was primarily due to continued efforts to reduce operating expenses, the sale of our Voice FX assets on December 31, 2001 and the sale of our SA Marketing Group assets on May 8, 2002. The decrease was partially offset by the general and administrative costs associated with OCM Direct, which was acquired in June 2001.

      Depreciation and Amortization. Depreciation expense decreased to $1.7 million in the third quarter of 2002 from $1.9 million in the third quarter of 2001. Amortization expense decreased to $0.7 million in the third quarter of 2002 from $2.1 million in the third quarter of 2001 as a result of the application of SFAS 142 in 2002. In accordance with SFAS 142, we are continuing to amortize the value of acquired customer contracts, customer lists, technical intangibles and trademarks attributable to the acquisition of OCM Direct and College Club. On July 15, 2002, we agreed to a lease termination regarding our facility in San Diego, CA. The lease obligation was acquired during the October 2000 acquisition of College Club and at that time we identified our intention to vacate the facility. As a result, we provided for an accrual on unused space for the future lease obligation as part of the purchase price. At the time of the lease termination, we carried a $2.4 million dollar accrual related to the purchase price accrual. In accordance with EITF 95-3, we reversed the accrual against a portion of the remaining goodwill related to the acquisition during the quarter ended September 30, 2002. The remaining goodwill attributable to OCM Direct will not be amortized, but will be subject to an impairment test.

      Realized Gain (Loss) on Sale of Assets. Realized gain (loss) on sale of assets for the third quarter of 2002 was a loss of $0.4 million. The loss was primarily related to the sale of certain fixed assets at a price lower than their net book value.

      Interest and Other Income (Expense), Net. Interest expense, net, includes interest income from cash balances and interest expense related to the Company's financing obligations. Interest expense was $1.3 million in the third quarter of 2002 compared to $0.6 million of interest expense in the third quarter of 2001. The increase in interest expense was partially a result of the September

30, 2002 amendment to our loan agreement with Reservoir Capital. Reservoir Capital agreed to cancel warrants previously issued under the credit facility and the associated right to require us to repurchase the warrants for cash in exchange for a $4.2 million increase in the amount of indebtedness under the Reservoir Capital credit facility. Prior to the amendment, we had previously recorded warrant liability and deferred financing costs of $2.5 million. Accordingly, we recorded an additional $1.7 million as a note payable and deferred financing costs during the period ended September 30, 2002. As of September 30, 2002, $1.5 million of the deferred financing cost had been amortized as interest expense since the inception of the loan in June 2001. The remaining balance of $2.7 million in deferred financing costs will be amortized to interest expense over the remaining term of the loan. The increase in interest expense is also a result of interest expense associated with the $5.0 million revolving loan facility entered into by OCM Direct in February 2002.

Comparison of Nine Months Ended September 30, 2002 with Nine Months Ended September 30, 2001

      Revenue. Total revenues decreased to $44.5 million for the first nine months of 2002 from $49.7 million for the first nine months of 2001 due to a decrease in corporate and university solutions revenue of $6.5 million which was offset in part by an increase in student services revenue of $1.3 million.

      Student Services Revenue. Student services revenue increased to $40.9 million in the first nine months of 2002 from $39.6 million in the first nine months of 2001. The increase in revenue was primarily due to revenue from OCM Direct, a direct mail business, which we acquired in June 2001. The increase was partially offset by the one time recognition of $1.0 million in revenue related to Edu.com in the first quarter of 2001, divestitures of eStudentLoan and Rail Connection in 2001 and decreased online advertising on our network of web sites.

      Corporate and University Solutions Revenue. Corporate and university solutions revenue decreased to $3.7 million in the first nine months of 2002 from $10.2 million in the first nine months of 2001. The decrease in revenue was primarily due to the sale of our Voice FX assets on December 31, 2001, the sale of our SA Marketing Group assets on May 8, 2002 and the reduction in fees related to the restructuring of the AT&T agreement under which we did not earn any fees from AT&T after August 31, 2001. The decrease was also as the result of a reduction in marketing spending by several of our corporate customers. The reduction in marketing spending is attributable to the continued overall slow-down in the economy and more specifically, the advertising and marketing sectors.

      For the nine month period ended September 30, 2002 there were no individual customers that accounted for more than 10% of total revenue. For the nine month period ended September 30, 2001, General Motors Corp. and Capital One accounted for 18% and 13% of total revenue, respectively. We do not expect to earn significant revenues from Capital One in the future as the services provided to Capital One were provided by our Voice FX assets, which were sold on December 31, 2001.

      Cost of Student Services Revenue. Cost of student services revenue increased to $15.5 million in the first nine months of 2002 from $11.8 million in the first nine months of 2001. The increase was primarily due to an increase in commerce costs consisting of cost of goods paid to third parties in connection with selling products related to OCM Direct, a direct mail business, which we acquired in June 2001.

      Cost of Corporate and University Solutions Revenue. Cost of corporate and university solutions revenue decreased to $2.1 million in the first nine months of from $5.3 million in the first nine months of 2001, consistent with decreases in revenues for marketing services, decreases in revenues due to the sale of our Voice FX assets on December 31, 2001 and the sale of our SA Marketing Group assets on May 8, 2002.

      Product Development. Product development expenses decreased to $5.6 million in the first nine months of 2002 from $14.4 million in the first nine months of 2001. The decrease was primarily due to the sale of our eStudentLoan and Voice FX assets in the fourth quarter of 2001, the sale of our SA Marketing Group assets on May 8, 2002, the impact of the reduction in number of employees engaged in product development in the fourth quarter of 2001 and a reduction in technology spending.

      Sales and Marketing. Sales and marketing expenses decreased to $18.7 million in the first nine months of 2002 from $22.1 million in the first nine months of 2001. The decrease was mostly related to a non-cash expense for television advertising recorded in the second quarter of 2001, the sale of our Voice FX assets on December 31, 2001 and the sale of our SA Marketing Group assets in May 2002. The decrease was partially offset by additional sales and marketing expenses associated with the OCM Direct business, which was acquired in June 2001.

      General and Administrative. General and administrative expenses increased to $9.1 million in the first nine months of 2002 from $8.6 million in the first nine months of 2001. The increase was primarily due to general and administrative costs associated with OCM

Direct, which was acquired in June 2001, and offset by decreases related to the sale of our Voice FX and SA Marketing Group assets on December 31, 2001 and May 8, 2002, respectively.

      Depreciation and Amortization. Depreciation expense increased to $5.2 million in the first months of 2002 from $4.8 million in the first nine months of 2001 primarily as a result of our acquisition of OCM Direct in June 2001. Amortization expense decreased to $1.6 million in the first nine months of 2002 from $5.5 million in the first nine months of 2001 as a result of the application of SFAS 142 in 2002. In accordance with SFAS 142, we are continuing to amortize the value of acquired customer contracts, customer lists, technical intangibles and trademarks attributable to the acquisition of OCM Direct and College Club. On July 15, 2002, we agreed to a lease termination regarding our facility in San Diego, CA. The facility was acquired during the October 2000 acquisition of CollegeClub and at that time we stated our intention to vacate the facility. As a result, we provided for an accrual on unused space for the future lease obligation as part of the purchase price. At the time of the lease termination, we carried a $2.4 million accrual related to the purchase price accrual. In accordance with EITF 95-3, we reversed the accrual against a portion of the remaining goodwill related to the acquisition during the quarter ended September 30, 2002. The remaining goodwill attributable to OCM Direct will not be amortized, but will be subject to an impairment test.

      Realized Gain (Loss) on Sale of Assets. On May 8, 2002, we sold our SA Marketing Group assets to Triple Dot, Inc., a subsidiary of Alloy, Inc., for a cash payment of $6.5 million (subject to working capital adjustments) and an opportunity to earn up to an additional $1.5 million based on the performance of certain pending proposals. In relation to the sale of the SA Marketing Group assets, the Company recorded a gain of $7.0 million. For the nine month period ended September 30, 2002, the gain was partially offset by the sale of certain fixed assets at a price lower than the net book value. For the nine month period ended September 30, 2002, we recorded a net gain of $6.5 million.

      Equity Interest in Edu.com. In the second quarter of 2001, we purchased substantially all of the assets of Edu.com, Inc. Prior to the acquisition, we held a minority interest in Edu.com, which was accounted for under the cost method of accounting. The resulting treatment of the additional investment in the second quarter of 2001 was in accordance with Accounting Principles
Bulletin: The Equity Method for Accounting for Investments in Common Stock ("APB 18"), which requires the application of step accounting in accordance with Accounting Research Bulletin 51: Consolidated Financial Statements Elimination of Intercompany Investment ("ARB 51"). Accordingly, we retroactively restated our investment in Edu.com on the equity method of accounting and recorded its ownership percentage of Edu.com's net loss. As a result of applying the equity method to the Edu.com investment, we recorded an equity interest in Edu.com's net loss of $0.5 million for the nine months ended September 30, 2001.

      Interest and Other Income (Expense), Net. Interest expense, net, was $2.6 million in the first nine months of 2002 compared to $0.4 million of interest expense, net, in the first months of 2001. The increase in interest expense was partially a result of the September 30, 2002 amendment to our loan agreement with Reservoir Capital. Reservoir Capital agreed to cancel warrants previously issued under the credit facility and the associated right to require us to repurchase the warrants for cash in exchange for a $4.2 million increase in the amount of indebtedness under the Reservoir Capital credit facility. Prior to the amendment, we had previously recorded warrant liability and deferred financing costs of $2.5 million. Accordingly, we recorded an additional $1.7 million as a note payable and deferred financing costs during the period ended September 30, 2002. As of September 30, 2002, $1.5 million of the deferred financing cost had been amortized as interest expense since the inception of the loan in June 2001. The remaining balance of $2.7 million in deferred financing costs will be amortized to interest expense over the remaining term of the loan. The increase in interest expense is also a result of borrowings under the $5.0 million revolving loan facility entered into by OCM Direct in February 2002.

LIQUIDITY AND CAPITAL RESOURCES

      Since our inception, we have financed our operations primarily through the private placement and public offering of securities, cash from operations, borrowings under our term loan, credit facilities, loans from equity holders, sales of accounts receivable and dispositions of businesses. During the nine month period ended September 30, 2002 Raymond V. Sozzi, Jr., our President and Chief Executive Officer, advanced an aggregate of $0.9 million to the Company, all of which had been repaid as of September 30, 2002. Our liquidity needs arise primarily from our operating losses, our working capital requirements, debt service on the indebtedness to Reservoir Capital incurred in connection with the acquisition of OCM Direct in June 2001, which we refer to as the Reservoir Capital credit facility, and debt service on the revolving loan incurred by OCM Direct in February 2002, which we refer to as the OCM loan. In addition, we expect to have additional liquidity needs as a result of payments required under the Reservoir Capital credit facility and under the indebtedness to Scholar, Inc., which we incurred on September 30, 2002 and refer to as the Scholar loan. As of September 30, 2002, we had $18.8 million of total indebtedness, consisting of $15.4 million in principal borrowings and interest under the Reservoir Capital credit facility and $3.4 million in principal borrowings under the Scholar loan. As of September 30, 2002, there were no borrowings under the OCM loan. We had borrowed $2.4 million under the OCM loan as of November 11, 2002, and are in the process of negotiating a $1.0 million loan from Raymond V. Sozzi, Jr., our President and Chief Executive Officer.

      As of September 30, 2002, we had cash and cash equivalents of $5.2 million. In addition, we had restricted cash of $0.5 million at September 30, 2002, which represents amounts held by our third party credit card processor and amounts held in escrow pursuant to the terms of acquisition agreements we entered into relating to the sale of certain of our assets and businesses.

      Net cash used for operating activities was $5.7 million for the nine months ended September 30, 2002, a decrease of $4.9 million compared to net cash used for operating activities of $10.6 million for the nine months ended September 30, 2001. Net cash used for operating activities in the nine months ended September 30, 2002 was primarily a result of a net loss of $9.3 million, a net gain on sale of assets of $6.5 million, an increase in prepaid expenses and other current assets of $1.8 million, an increase in inventory of $1.5 million, a decrease in accrued compensation of $1.0 million, and a decrease in other accrued expenses of $4.5 million. The net loss was partially offset by depreciation and amortization of $6.8 million, deferred financing amortization of $0.9 million, a decrease in accounts and notes receivable of $3.8 million, an increase in accounts payable of $1.8 million, and an increase in deferred revenue of $5.3 million.

      Net cash provided by investing activities was $5.4 million for the nine months ended September 30, 2002. Net cash used for investing activities was $12.8 million for the nine months ended September 30, 2001. Net cash provided by investing activities in the nine months ended September 30, 2002 was primarily a result of the proceeds received for the sale of the SA Marketing Group assets in May 2002, and the proceeds received from the sale of notes and certain fixed assets, which was partially offset by purchases of fixed assets. Net cash used in the first nine months of 2001 was due to the acquisition of OCM Direct in June 2001 and purchases of fixed assets.

      Net cash provided by financing activities was $0.4 million and $17.0 million for the nine months ended September 30, 2002 and 2001, respectively. The net cash provided by financing activities in the nine months ended September 30, 2002 was primarily the result of borrowings of $3.4 million under the Scholar loan and net proceeds of $2.7 million from the sale of equity securities in May 2002, which were partially offset by the repayment of $5.2 million under the Reservoir Capital credit facility. The net cash provided by financing activities in the nine months ended September 30, 2001 was primarily related to the sale of five million shares of common stock in a private placement and the net proceeds from a debt financing consisting of two loans from Reservoir Capital.

      As of September 30, 2002, we had $15.4 million of total indebtedness under the Reservoir Capital credit facility, which is secured by substantially all of our assets and all of the assets of our subsidiaries other than OCM Direct and its subsidiaries. On September 30, 2002, Reservoir Capital agreed to modify the terms of the Reservoir Capital credit facility. Reservoir Capital agreed, absent future defaults, not to demand payment for principal, interest and fees due under the credit facility prior to July 1, 2003, which is the maturity date for the credit facility. Reservoir Capital also agreed to cancel the warrants issued under the credit facility and the associated right to require us to repurchase the warrants for cash in exchange for a $4.2 million increase in the amount of indebtedness under the Reservoir Capital. In addition, Reservoir Capital agreed that we could satisfy our obligations to Reservoir Capital under the credit facility ($15.4 million as of September 30, 2002) by making a payment of $11.5 million prior to January 31, 2003. If we make payments of at least $6.0 million but less than $11.5 million prior to January 31, 2003, the remaining indebtedness to Reservoir Capital under the Reservoir Capital credit facility will be reduced to the difference between $11.5 million and the amounts paid as of such date, and such indebtedness will bear interest at 20 percent per annum and will be due on July 1, 2003. If we fail to make payments of at least $6.0 million prior to January 31, 2003, we will be obligated to make payments in accordance with the existing terms of the Reservoir Capital credit facility, which consist of quarterly payments due under the term loan on February 15, 2003 and on May 15, 2003, and monthly payments of the revolving loan commencing February 1, 2003. Under the terms of the Reservoir Capital credit facility, we are required to make mandatory prepayments of the value of the net proceeds of equity financings and asset dispositions and are subject to significant restrictions on our ability to obtain additional financing.

      On September 30, 2002, we entered into a $3.5 million loan agreement with Scholar, an entity formed by Raymond V. Sozzi, Jr., our President and Chief Executive Officer, Atlas II, L.P. and certain other stockholders. The Scholar loan has the same terms as the Reservoir Capital credit facility, other than the interest rate, which is 8 percent per annum. As of September 30, 2002, we had received $3.4 million of the loan. The remaining amount was received on October 1, 2002.

      On November 8, 2002, the Company's Board of Directors authorized the Company to borrow $1.0 million from Raymond V. Sozzi, Jr., the Company's President and Chief Executive Officer. The loan, which is referred to as the Sozzi loan, is anticipated to be secured by certain promissory notes that the Company acquired in connection with the disposition of the Voice FX assets in December 2001 and accrues interest at a rate of 8 percent per annum. The loan would mature on the first to occur of July 1, 2003 or an event of default under the Reservoir Capital loan agreement. Of the $1.0 million anticipated to be borrowed under the Sozzi loan, $250,000 will be paid to Reservoir Capital to reduce the Company's indebtedness to Reservoir Capital. Any payments under the Voice FX promissory notes prior to the maturity of the Sozzi loan would be paid to Raymond V. Sozzi, Jr. to reduce the outstanding principal balance of the Sozzi loan. The terms of and definitive documentation for the Sozzi loan are, on the date of this report still subject to negotiation.

      In February 2002, our subsidiary, OCM Direct, and its subsidiaries, CarePackages and Collegiate Carpets, entered into the OCM loan with Bank of America. The OCM loan provides for a $5.0 million revolving loan, which is secured by all of the assets of OCM Direct and its two subsidiaries. The interest rate under the OCM loan is LIBOR plus 2.5 percent and the maturity date of the loan is January 31, 2003. We provided an unsecured guaranty of the obligations of OCM Direct and its subsidiaries to Bank of America. At September 30, 2002, the balance on the loan facility was zero. As of November 11, 2002, the outstanding principal balance under the OCM loan was $2.4 million.

      We have experienced substantial net losses since our inception and, as of September 30, 2002, had an accumulated deficit of $118.2 million. Such losses and accumulated deficit resulted primarily from significant costs incurred in the development of our products and services and the establishment of our infrastructure. We have also experienced a reduction in revenue and an increase in net losses as a result of the economic downturn, in particular, the downturn in the media and advertising sector, and due to the sale of various assets. Consequently, we have undertaken several steps to reduce our operating costs, including the restructuring that we announced in October 2001. Due to the continuing economic downturn, we have identified the need to make further cost reductions. In addition, our cash requirements for debt service, primarily the repayment of debt beginning in January 2003, and continued operations are substantial and our available resources are not sufficient to fund such obligations, requiring us to obtain additional financing.

      We currently anticipate that our available cash resources, together with cash expected to be provided from operations, based upon an anticipated increase in revenue for the remainder of 2002, potential sales of assets, a proposed $1.0 million loan from Raymond V. Sozzi, Jr., our President and Chief Executive Officer, and significant reductions in our operating costs, will be sufficient to meet our anticipated needs for working capital and capital expenditures through September 2003. Our expectations regarding available cash resources through September 2003 are based on the continued availability of the OCM loan through January 2003, sales of significant assets, the closing of a $1.0 million loan from Raymond V. Sozzi, Jr., and significant reductions in the net cash loss that we expect to incur for the remainder of 2002 and there can be no assurance that the OCM loan will be available and close the proposed $1.0 million loan from Raymond V. Sozzi, Jr. or that we can reduce costs or sell assets. We will require additional financing in order to pay the amounts due under the OCM loan in January 2003, the Reservoir Capital credit facility beginning in February 2003, the Scholar and proposed Sozzi loans in July 2003. The Reservoir Capital loan matures in July 2003. Failure to generate sufficient revenues, obtain additional capital or financing prior to January 31, 2003, or reduce certain discretionary spending if necessary, would have a material adverse effect on our assets, properties, operations and our ability to achieve our intended business objectives and our ability to continue as a going concern. There can be no assurance that new or additional sources of financing will be available or will be available upon terms acceptable to us. To the extent that we finance our requirements through the issuance of additional equity securities, any such issuance would result in dilution to the interests of our stockholders. Furthermore, to the extent that we incur indebtedness in connection with financing activities, we will be subject to all of the risks associated with incurring substantial indebtedness, including the risk that interest rates may fluctuate and cash flow may be insufficient to pay principal and interest on any such indebtedness.

    FACTORS THAT MAY AFFECT FUTURE RESULTS

WE HAVE EXPERIENCED LOSSES IN THE PAST AND EXPECT FUTURE LOSSES.

We have not achieved profitability and have incurred significant operating losses to date. We incurred net losses of $28.7 million in 2000, $35.8 million in 2001 and $9.3 million in the first nine months of 2002. As of September 30, 2002, our accumulated deficit was $118.2 million. We expect to continue to incur significant operating and capital expenditures and, as a result, we will need to generate significant revenue to achieve and maintain profitability. We may need to further reduce our expenses in order to achieve and maintain profitability. We may not be able to reduce our expenses without affecting our ability to generate revenues, consummate transactions or achieve and sustain profitability. We cannot assure you that we will achieve sufficient revenue for profitability. We have experienced a reduction in revenue and an increase in net losses in connection with the economic downturn and, in particular, the downturn in the media and advertising sector and due to the sales of various assets. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. If revenue grows more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially and adversely affected.

WE NEED ADDITIONAL CAPITAL, AND THE FUTURE FUNDING OF OUR CAPITAL NEEDS IS UNCERTAIN.

We require substantial working capital to fund our business and service our outstanding debt obligations. Due in part to the spending patterns of students and universities and our need to acquire inventory for our OCM Direct business, we experience seasonal variations in our receipts and expenditures of cash. We have experienced and expect to continue to experience periodic cash demands that exceed our cash flow and will require additional external financing through credit facilities, sale of debt or equity securities or by obtaining other financing facilities to support our operations and repay our outstanding debt. Failure to generate sufficient revenues, obtain additional capital or financing, and reduce certain discretionary spending would have a material adverse effect on our assets, properties, operations and our ability to achieve our intended business objectives.

In June 2001, we entered into a loan agreement with Reservoir Capital Partners and two affiliated entities, who we refer to collectively as Reservoir Capital, in connection with our acquisition of OCM Direct. As of September 30, 2002, we had $15.4 million of indebtedness under the Reservoir Capital credit facility, which is secured by substantially all of our assets and all of the assets of our subsidiaries other than OCM Direct and its subsidiaries. On September 30, 2002, Reservoir Capital agreed to modify the terms of the Reservoir Capital credit facility. Reservoir Capital agreed, absent future defaults, not to demand payment for principal, interest and fees due under the credit facility prior to July 1, 2003, which is the maturity date for the credit facility. Reservoir Capital also agreed to cancel the warrants issued under the credit facility and the associated right to require us to repurchase the warrants for cash in exchange for a $4.2 million increase in the amount of indebtedness under the Reservoir Capital credit facility. In addition, Reservoir Capital agreed that we could satisfy our obligations to Reservoir Capital under the credit facility by making a payment of $11.5 million prior to January 31, 2003. If we make payments of at least $6.0 million but less than $11.5 million prior to January 31, 2003, the remaining indebtedness to Reservoir Capital under the Reservoir Capital credit facility will be reduced to the difference between $11.5 million and the amounts paid as of such date, and such remaining indebtedness will bear interest at 20 percent per annum and will be due on July 1, 2003. If we fail to make payments of at least $6.0 million prior to January 31, 2003, we will be obligated to make payments in accordance with the existing terms of the Reservoir Capital credit facility, which consist of quarterly payments due under the term loan on February 15, 2003 and on May 15, 2003 and monthly payments of the revolving loan commencing February 1, 2003.

On September 30, 2002, we entered into a $3.5 million loan agreement with Scholar Inc., an entity formed by Raymond V. Sozzi, Jr., the Company's President and Chief Executive Officer, Atlas II, L.P. and certain other stockholders, which is referred to as the Scholar loan. The Scholar loan has the same terms as the Reservoir Capital credit facility, other than the interest rate, which is 8 percent per annum. The Scholar loan matures on July 1, 2003.

In February 2002, our subsidiary, OCM Direct, and its subsidiaries, CarePackages and Collegiate Carpets, entered into the OCM loan with Bank of America, which we refer to as the OCM loan. The OCM loan provides for a $5.0 million revolving loan, which is secured by all of the assets of OCM Direct and its two subsidiaries. The interest rate under the OCM loan is LIBOR plus 2.5 percent and the maturity date of the loan is January 31, 2003. We provided an unsecured guaranty of the obligations of OCM Direct and its subsidiaries to Bank of America. As of September 30, 2002, there were no borrowings under the OCM loan. As of November 11, 2002, the outstanding principal balance under the OCM loan was $2.4 million.

On November 8, 2002, the Company's Board of Directors authorized the Company to borrow $1.0 million from Raymond V. Sozzi, Jr., the Company's President and Chief Executive Officer. The loan, which is referred to as the Sozzi loan, is anticipated to be secured by certain promissory notes that the Company acquired in connection with the disposition of the Voice FX assets in December 2001 and accrues interest at a rate of 8 percent per annum. The loan would mature on the first to occur of July 1, 2003 or an event of default under the Reservoir Capital loan agreement. Of the $1.0 million anticipated to be borrowed under the Sozzi loan, $250,000 will be paid to Reservoir Capital to reduce the Company's indebtedness to Reservoir Capital. Any payments under the Voice FX promissory notes prior to the maturity of the Sozzi loan would be paid to Raymond V. Sozzi, Jr. to reduce the outstanding principal balance of the Sozzi loan. The terms of and definitive documentation for the Sozzi loan are, on the date of this report still subject to negotiation.


As of November 11, 2002, we had $21.2 million of indebtedness, primarily consisting of $15.4 million in borrowings under the Reservoir Capital credit facility, $3.4 million in borrowings under the Scholar loan, $2.4 million in borrowings under the OCM loan. We also anticipate borrowing $1.0 million from Raymond V. Sozzi, Jr., our President and Chief Executive Officer. Based on our current expectations regarding cash flow, we will be required to raise additional financing in order to repay our outstanding indebtedness as it comes due beginning in January 2003 and there can be no assurance that we will be able to do so.

Our loan agreement with Reservoir Capital imposes significant restrictions on our ability to raise funds through the sale of equity, make investments and acquisitions, restructure our operations, obtain other financing and realize proceeds from sales of assets or equity financings. In addition, additional funds raised through the issuance of equity securities or securities convertible into stock may have negative effects on our stockholders, such as a dilution in percentage of ownership in Student Advantage, and the rights, preferences or privileges of the new security holders may be senior to those of the common stockholders.

      Finally, we may find it more difficult to obtain additional financing as a result of our recent disclosure regarding receipt of a proposal from Scholar to acquire us. There can be no assurance that the proposed acquisition will be consummated.

Our total debt may have important consequences to us, including but not limited to the following:

     - our ability to obtain additional financing for any working capital, repayment of debt, capital expenditures, future acquisitions or other purposes may be impaired or any such financing may not be on terms favorable to us;

     - we will remain subject to covenants imposed by our lenders which restrict our ability to make investments and acquisitions, obtain other financing, and realize proceeds from sales of business units;

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

Our ability to repay or to refinance our obligations with respect to our indebtedness will depend on our future financial and operating performance, which, in turn, may be subject to prevailing economic and competitive conditions and other factors, many of which are beyond our control. We have experienced a reduction in revenue and increase in net losses as a result of the economic downturn and, in particular, the downturn in the media and advertising sector. Our ability to meet our debt service and other obligations and our ability to re-borrow under revolving credit facilities may depend in significant part on the extent to which we can successfully implement our business and growth strategy. There can be no assurance that we will be able to successfully implement our strategy or that the anticipated results of our strategy will be realized.

WE MAY FACE CHALLENGES MAINTAINING OUR NASDAQ NATIONAL MARKET LISTING.

We do not presently satisfy certain of the requirements for continued listing on the Nasdaq National Market. We have received notification from the Nasdaq National Market that for 30 consecutive trading days, our common stock has not maintained a minimum market value of publicly held shares of $5 million. The Nasdaq National Market gave us until December 3, 2002 to regain compliance with this requirement by satisfying the requirement for at least ten consecutive trading days.

If our common stock were delisted from the Nasdaq National Market, among other things, this could result in a number of negative implications, including reduced liquidity in our common stock as a result of the loss of market efficiencies associated with the Nasdaq National Market as well as the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest, fewer business development opportunities and greater difficulty in obtaining financing. There can be no assurance that we will be able to maintain our listing on the Nasdaq National Market.

In the event our common stock is delisted from the Nasdaq National Market, because we are not currently in compliance with the initial listing requirements for the Nasdaq SmallCap Market, absent a waiver of certain listing requirements, we will likely seek to list our stock on the so-called "pink sheets." This would make it more difficult for an investor to dispose of, or obtain accurate quotations as to the market value of, our stock. This delisting may negatively impact the value of our stock as stocks trading on the over-the-counter market are typically less liquid and trade with larger variations between the bid and ask price. In addition, there are additional sales practice requirements on broker-dealers who sell such securities, such as determining the suitability of the purchaser and receiving the purchaser's written consent to the transaction prior to sale. If the trading price of our stock is below $5.00 per share, trading in the common stock would also be subject to certain other securities laws requirements, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a "penny stock," such as delivery of a disclosure schedule explaining the penny stock market and the risks associated therewith. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our stock, which could severely limit the market price and liquidity of our stock.

GENERAL MARKET CONDITIONS COULD ADVERSELY AFFECT OUR BUSINESS.

We believe that general economic conditions and the financial difficulties that many companies have experienced have caused a slowdown in consumer and business spending and in companies' budgets for marketing services and have reduced the perceived urgency by companies to begin or to continue marketing initiatives. As a result, our current customers may cancel or delay spending on marketing and other initiatives and there may be a decrease in demand for our services from potential customers. If companies continue to delay or reduce their marketing initiatives because of the current economic climate, or for other reasons, our business, financial condition and results of operations could be materially adversely affected. Moreover, the current market conditions have decreased the demand for online advertising, and have put downward pressure on the cost per thousand impressions which we can charge for such advertising and have increased the likelihood that, despite our best efforts and written agreements supporting such efforts, certain of our customers may be unable to pay for such advertising services we have provided to them.

WE MAY BE SUBJECT TO LITIGATION WHICH COULD HAVE A MATERIAL ADVERSE EFFECT UPON OUR BUSINESS.

Our industry has been the subject of litigation regarding intellectual property and contractual rights. Consequently, there can be no assurance that third parties will not allege claims against us with respect to current or future trademarks, advertising or marketing strategies, our syndication of content to third parties offering archived database service, business processes or other proprietary rights, or that we will counterclaim against any such parties in such actions. Any such claims or counterclaims could be time consuming, result in costly litigation, diversion of management's attention, require us to redesign our products or marketing strategies or require us to enter into royalty or licensing agreements, any of which could have a material adverse effect upon our business, results of operations and financial condition. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all.

On October 24, 2002, we received a demand for a payment of $2.25 million from the trustee of the CollegeClub.com, Inc. liquidating trust. The trustee claims that we improperly received payments under a contract with General Motors that we acquired from CollegeClub.com. The trustee alleges that the payments were earned by CollegeClub.com prior to the acquisition and were not sold to us. We believe that the trustee's allegations are factually incorrect and are inconsistent with the terms of our acquisition agreement with CollegeClub.com. We intend to defend the trustee's claims vigorously if litigation is commenced. If we are required to make the requested payment to the trustee, our financial condition and liquidity would suffer significant harm.

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

OUR ABILITY TO GENERATE SIGNIFICANT REVENUES AND PROFITS FROM CERTAIN ESTABLISHED AND NEW PRODUCTS AND SERVICES IS UNCERTAIN.

Our business model depends, in part, on increasing the amount of revenues and profits derived from certain established and new products and services. Our ability to generate significant revenues and profits from these products and services will depend, in part, on the implementation of our strategy to generate significant transaction commerce and user traffic. Our strategy includes using our membership card and SA Cash programs to achieve a significant presence in university and college communities, and to develop and expand on sponsor relationships to include revenue sharing agreements based on transaction volume. There is intense competition among offerors of alternative payment methods, including stored-value cards, debit card and credit cards, and among websites that sell online advertising. During the second quarter of 2001, AT&T completed its obligation to purchase Student Advantage memberships in bulk. In prior periods, the majority of student memberships were obtained through AT&T or other corporate partners' promotional offers of Student Advantage memberships. These promotional offers typically included a free one-year membership in the Student Advantage Membership Program. Our corporate partners purchased Student Advantage memberships in bulk to fulfill these promotional offers. We have focused our efforts to change the marketing model for the sale of memberships from a primarily bulk sale model to a more balanced model which includes the sale of memberships to both corporate partners in bulk and direct sales to individuals. We expect to sell memberships under this new model through our corporate partners, the Student Advantage network of websites, our direct mail marketing business and other related marketing channels. We have experienced and anticipate continuing to experience a decline in the overall number of memberships sold through bulk sale arrangements, although we expect that this decline will be partially offset by an increase in the number of individual memberships sold at a higher per unit price. The inability to successfully develop this marketing model or the related sales channels could have a materially adverse effect on the business and our ability to attract and retain corporate partners. It is difficult for us to project future levels of subscription, transaction-related and advertising revenues and profits.

A LIMITED NUMBER OF CUSTOMERS CURRENTLY ACCOUNT FOR A SIGNIFICANT PERCENTAGE OF OUR TOTAL REVENUES.

In the past, a limited number of customers have accounted for a significant percentage of our total revenues. In the first nine months of 2002, there was no single customer that accounted for more than 10% of total revenue. In 2001, three customers, in the aggregate, accounted for approximately 23% of our total revenue. While we anticipate that revenue from this limited number of customers will decline as a percentage of total revenues, a limited number of customers may account for a significant percentage of total revenues in the future, and we believe that we must continue to acquire additional customers to be successful. The loss of any one of these customers, or a material decrease in the services provided to these customers, could have a materially adverse effect on our business. In addition, many of our customers have slowed their payment cycles, and because a substantial portion of our revenue is generated from a limited number of customers, the non-payment or late payment of amounts due from customers could have a material adverse effect on our business, financial condition and results of operations.

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

OUR BUSINESS IS SUBJECT TO SEASONAL FLUCTUATIONS, WHICH MAY AFFECT OUR REVENUES AND OPERATING RESULTS.

We tend to sell most of our memberships in the beginning of each academic term. All of these memberships expire on August 31st of each year. Because the aggregate number of memberships within a school year increases as new members are added and because we recognize revenue from memberships ratably over the period from the time of subscription until the end of our membership year, our subscription revenue will typically be higher in the first and second quarters than in the fourth quarter of each fiscal year. It is difficult to determine how the third quarter will typically compare, since it includes two calendar months from the end of a membership year and the first month of the subsequent membership year. In addition, a significant portion of the direct mail business revenue is recognized during the third quarter. The revenue on these sales is generally recognized when the products are shipped to our customers. These seasonal factors could have a material adverse effect on our business, financial condition and results of operations.

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

In May 2002, we sold the assets of our SA Marketing Group to Triple Dot, a subsidiary of Alloy. In connection with the sale, we agreed not to compete in certain events and promotions businesses until November 2005. This restriction on our ability to compete may prevent as from taking advantage of available business opportunities in the future, which could hinder our ability to gain new corporate sponsors, build the Student Advantage brand and increase the number of members in our Membership Program.

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

WE MUST MANAGE OUR GROWTH AND CONSOLIDATION SUCCESSFULLY, INCLUDING THE INTEGRATION OF ACQUIRED COMPANIES, IN ORDER TO ACHIEVE OUR DESIRED RESULTS.

We have experienced dramatic growth in personnel in recent years and expect to continue to hire additional personnel in selected areas. We also reduced our workforce in 2001 and in 2002 to decrease our costs and create greater operational efficiency. This growth and consolidation requires significant time and resource commitments. Further, as a result in part of our acquisitions, approximately 73% of our employees are based outside of our Boston headquarters. If we are unable to effectively manage a large and geographically dispersed group of employees, anticipate our future growth or manage our consolidations effectively, our business will be adversely affected.

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

OUR NETWORKS MAY BE VULNERABLE TO UNAUTHORIZED ACCESS, COMPUTER VIRUSES AND OTHER DISRUPTIVE PROBLEMS.

A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. Internet and online service providers have in the past experienced, and may in the future experience, interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees or others. Moreover, any well-publicized compromise of security could deter people from using the Internet or from using it to conduct transactions that involve transmitting confidential information. We may be required to expend significant capital or other resources to protect against the threat of security breaches or to alleviate problems caused by such breaches. Although we intend to continue to implement industry-standard security measures, there can be no assurance that the measures we implement will not be circumvented in the future. Our recent reductions in our technology staff may make it more difficult for us to react to these threats in the future. Eliminating computer viruses and alleviating other security problems may require interruptions, delays or cessation of service to users accessing web pages that deliver our content and services, any of which could harm our business, our financial condition and the results of our operations.

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

WE MAY BE UNABLE TO RESPOND TO THE RAPID TECHNOLOGICAL CHANGE IN OUR INDUSTRIES.

Rapidly changing technologies, frequent new product and service introductions and evolving industry standards characterize our market. To achieve our goals, we need to integrate effectively the various software programs and tools required to enhance and improve our product offerings and manage our business. Our future success will depend on our ability to adapt to rapidly changing technologies by continually improving the performance features and reliability of our products and services. We may experience difficulties that could delay or prevent the successful development, introduction or marketing of new products and services. In addition, our new enhancements must meet the requirements of our current and prospective members and must achieve significant market acceptance. We could also incur substantial costs if we need to modify our service or infrastructures to adapt to these changes or comply with new regulations and our recent reductions in our technology staff may make it more difficult to respond to these challenges.

OUR INTELLECTUAL PROPERTY RIGHTS MAY BE VIOLATED OR SUBJECT TO LITIGATION AND WE MAY INFRINGE THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS.

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

CERTAIN CURRENT STOCKHOLDERS OWN A LARGE PERCENTAGE OF OUR VOTING STOCK

As of November 1, 2002, our executive officers, directors and affiliated entities, together own approximately 36% of our outstanding common stock. Therefore, these stockholders are able to significantly influence all matters requiring stockholder approval and, thereby, our management and affairs. Matters that typically require stockholder approval include: election of directors, merger or consolidation, and sale of substantially all of our assets. This concentration of ownership may delay, deter or prevent acts that would result in a change of control, which in turn could reduce the market price of our common stock.

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

ITEM 4. CONTROLS AND PROCEDURES

     a) Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company's chief executive officer and vice president finance and assistant treasurer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

     b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II. OTHER INFORMATION.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits

10.1. Amendment No. 6 to Loan Agreement and Amendment to Warrant Agreement, dated as of September 30, 2002, among the Registrant, the subsidiaries of the Registrant, Scholar, Inc. and Reservoir Capital Partners, L.P., Reservoir Capital Associates, L.P. and Reservoir Capital Master Fund, L.P. (amending the Loan Agreement by and among the Registrant, the subsidiaries of the Registrant, and Reservoir Capital Partners, L.P., Reservoir Capital Associates, L.P. and Reservoir Capital Master Fund, L.P.). Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated September 30, 2002 and filed on October 1, 2002.

99.1 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     b)   Reports on Form 8-K

The Company filed a Current Report on Form 8-K dated July 25, 2002 with the Securities and Exchange Commission on July 25, 2002 reporting a change in certifying accountants.

The Company filed a Current Report on Form 8-K dated September 30, 2002 with the Securities and Exchange Commission on October 1, 2002 reporting an amendment to its loan agreement and warrant agreement with Reservoir Capital Partners, a loan from Scholar, Inc. and the receipt of an acquisition proposal from Scholar, Inc.

SIGNATURES

      Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Student Advantage, Inc.


                                         (Registrant)


Dated: November 14, 2002                 By: /s/ Sevim M. Perry
                                            --------------------------------
                                            Sevim M. Perry
                                            Vice President Finance and Assistant
                                            Treasurer
                                            (Principal Financial and Accounting
                                            Officer)

                                 CERTIFICATIONS
                                 --------------

I, Raymond V. Sozzi, Jr., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Student Advantage, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: November 14, 2002                /s/ Raymond V. Sozzi, Jr.
                                        -------------------------------------
                                        Raymond V. Sozzi, Jr.
                                        President and Chief Executive Officer

                                 CERTIFICATIONS
                                 --------------

I, Sevim M. Perry, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Student Advantage, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002          /s/ Sevim M. Perry
                                  ----------------------------------------------
                                  Sevim M. Perry
                                  Vice President Finance and Assistant Treasurer