Form 10-K
period 2002-12-31
STUDENT ADVANTAGE INC
filed 2003-04-15
CIK 1073508

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

                 (MARK ONE)
                 [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).  Yes [ ]     No [X]

     The aggregate market value of the Common Stock held by non-affiliates of the Registrant on June 28, 2002, was approximately $7,465,180 based upon the closing sale price of the common stock on the NASDAQ National Market of $2.50. On that date, the number of shares of Common Stock outstanding was approximately 5,346,872 and no shares were held as treasury shares. On February 13, 2003, the common stock began trading on the OTC Bulletin Board and was no longer quoted on the Nasdaq National Market.

     On April 11, 2003, there were 5,374,019 shares of the Registrant's common stock outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            STUDENT ADVANTAGE, INC.
                                   FORM 10-K

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................    8
Item 3.   Legal Proceedings...........................................    9
Item 4.   Submission of Matters to a Vote of Securities Holders.......    9

                                  PART II
Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters.........................................   11
Item 6.   Selected Consolidated Financial Data........................   11
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   13
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   35
Item 8.   Financial Statements and Supplementary Data.................   36
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   72

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   72
Item 11.  Executive Compensation......................................   72
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters..................   72
Item 13.  Certain Relationships and Related Transactions..............   72
Item 14.  Controls and Procedures.....................................   72

                                  PART IV
Item 15.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   73
          Signatures..................................................   74
          Certifications..............................................   75

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements. Any statements contained herein (including without limitation statements to the effect that the Company or its management "believes," "expects," "anticipates," "plans," and similar expressions) that relate to future events or conditions should be considered forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors That May Affect Future Results." Discussions containing forward-looking statements may be found in the materials set forth under "Item 1. Business", "Item 2. Properties" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I

ITEM 1.  BUSINESS

     Student Advantage, Inc. is an integrated media and commerce company focused on the higher education market. We work with approximately 1,100 colleges and universities, student organizations and alumni associations, and more than 15,000 participating national and local business locations to develop products and services that enable students to make less expensive and more convenient purchases on and around campus. Our exclusive university and business relationships allow us to sell campus specific products and services and licensed collegiate sports memorabilia directly to parents, students and alumni.

     We reach consumers offline through Student Advantage Campus Services, which includes the Student Advantage Membership Program and OCM Direct, and online through our highly trafficked websites studentadvantage.com, CollegeClub.com and our Official College Sports Network ("OCSN"). The Student Advantage Membership Program is a national fee-based membership program that provides its student members with exclusive benefits including ongoing discounts on products and services currently offered by more than 15,000 participating national and local business locations. Discounts are made available to students both through our studentadvantage.com website and at sponsors' retail and online locations. OCM Direct is our direct mail marketing business that provides college and university-endorsed products, including residence hall linens, and related accessories, care packages, and diploma frames to students and their parents. OCSN is the largest, most trafficked network on the web devoted exclusively to college sports, providing online brand management and content delivery to more than 135 schools and athletic conferences. Until January 2003, we also reached our consumers through our SA Cash programs. The SA Cash programs enable students to use their college ID cards as a method of payment (stored-value card) for off-campus dining, shopping and other purchase needs. In January 2003, we sold the portion of our assets relating to our SA Cash brand to Blackboard, Inc. In connection with the sale, we entered into a limited licensing agreement with Blackboard under which we will continue to offer the SA Cash product line to a set of designated colleges and universities, but otherwise will not compete with Blackboard in the SA Cash business other than in connection with schools operating on the Diebold payments platform until January 2010. We do not anticipate that the SA Cash product will be a significant source of revenue in the future.

     We were incorporated in the State of Delaware on October 20, 1998. We began operations in 1992 as a sole proprietorship, converted to a general partnership in 1995, converted to a limited liability company in 1996 and became a C Corporation in 1998. From inception through December 1997, our revenue was derived primarily from annual membership fees generated by our Student Advantage Membership program. Since that time, we have expanded our product and service offerings through internal growth as well as acquisitions. However, despite the expansion of products and service offerings, we operate as one business segment. Our principal executive offices are located at 280 Summer Street, Boston, Massachusetts 02210, and our telephone number is (617) 912-2000.

     In February 2002, our subsidiary, OCM Direct and its two subsidiaries, CarePackages, Inc. and Collegiate Carpets, Inc., entered into a revolving loan agreement with Bank of America providing for a $5.0 million loan facility, which is referred to as the OCM loan. The interest rate under the OCM loan is LIBOR plus 2.5 percent and the facility is secured by all of the assets of OCM Direct and its two subsidiaries. We provided an unsecured guaranty of the obligations of our three subsidiaries to Bank of America. The original maturity date of the loan was January 31, 2003. On January 24, 2003, the OCM loan agreement was amended to provide that the maturity date of the loan will be April 30, 2003. The agreement required that OCM Direct repay all amounts outstanding under the loan for a period of 30 consecutive days between August 1 and October 1, 2002. OCM Direct met this requirement by maintaining a zero balance on the facility from August 9, 2002 through October 1, 2002. As of March 31, 2003, $3.6 million is outstanding under the OCM loan. We are currently in discussions with the lender to extend the maturity date and borrowing period of the loan until August 30, 2003.

     In connection with the Bank of America borrowings in February 2002, Reservoir Capital Partners and its two affiliate senior lenders (collectively, "Reservoir Capital") consented to our guaranty of the obligations of OCM Direct and its subsidiaries (collectively, the "Subsidiaries") to Bank of America and released the Subsidiaries from their guaranty of our obligations to Reservoir Capital and Reservoir Capital's lien on the Subsidiaries' assets. The parties also agreed that in the event that the Bank of America loan went into default, that default would also constitute an event of default under the agreements with Reservoir Capital and that, under such circumstances, Reservoir Capital could purchase that loan from Bank of America and the borrowings would be deemed borrowings under the Reservoir Capital agreements.

     Effective April 1, 2002, we entered into a two year Sales Agency Agreement with Alloy, Inc., appointing Alloy as the primary, non-exclusive agent for the purpose of selling our CollegeClub.com media inventory. Under the agreement, we received an agent fee of $4.9 million, must make quarterly payments to Alloy for agent performance and base commissions and may make additional variable commission payments to Alloy based on CollegeClub.com media revenues over the two-year term of the agreement. For each quarter for the first twelve months of the agreement, the payments for agent performance are $0.2 million per quarter. For each quarter during the term of the agreement, the base commission payments are $0.1 million per quarter. Prior to the termination date of the agreement, under certain circumstances, including the sale of College Club assets, we may be required to provide Alloy with payments of $3.0 million to $3.5 million from any proceeds, less amounts previously paid by us to Alloy during the agreement's term.

     On May 6, 2002, we issued 360,000 shares of our common stock to three investors for an aggregate purchase price of $2.7 million. We also granted these investors the right, exercisable at any time prior to November 1, 2002, to purchase in the aggregate an additional 45,000 shares of common stock for a purchase price of $7.50 per share and an additional 45,000 shares of common stock with a purchase price of $10.00 per share. On November 1, 2002, the right to purchase additional shares expired unexercised.

     Effective May 8, 2002, we sold the assets relating to our SA Marketing Group brand to Triple Dot, Inc., a subsidiary of Alloy, Inc., for a cash payment of $6.5 million and an opportunity to earn up to an additional $1.5 million based on the performance of certain pending proposals. In June 2002, Triple Dot prepaid to us $1.0 million of the potential earn-out. This amount was deferred and as of December 31, 2002 remains classified as other advances since per the agreement, the earn-out calculation will be calculated in August 2003. At the time of the agreement, the parties entered into a non-compete agreement under which we agreed to certain restrictions regarding our events and promotions activities until November 2005. In addition, the parties entered into a marketing services agreement providing for payments made by us in May 2002 to Alloy of $2.2 million for future marketing services. The Company has expired the $2.2 million in 2002.

     On June 26, 2002, we issued 200,000 shares of Student Advantage common stock to former shareholders of OCM Enterprises (now OCM Direct, Inc.) as final payment for the acquisition of OCM Direct.

     On July 15, 2002, we agreed to a lease termination regarding our facility in San Diego, CA. The facility was acquired during the October 2000 acquisition of certain assets of CollegeClub and at that time we identified our intention to vacate the facility.

     On September 30, 2002, we announced that a Special Committee of our Board of Directors, formed to consider strategic alternatives, was in discussions regarding a proposal for the acquisition of the Company made by a group of stockholders, including Raymond V. Sozzi, Jr., the Company's President and Chief Executive Officer, and Atlas II, L.P., at a price between $1.50 and $1.75 per share. The proposal was subject to, among other things, the receipt of sufficient financing and the negotiation of a definitive agreement. From time to time since September 2002, the Special Committee and the group of stockholders have engaged in subsequent discussions regarding an acquisition of the Company and alternative strategic transactions, each of which continues to be subject to, among other things, the receipt of sufficient financing and the negotiation of a definitive agreement. During these subsequent discussions, the group of stockholders indicated that any future proposal that might be made for the Company's shares would likely be for a price significantly less than $1.50 per share. There can be no assurance as to if and when discussions will recommence, and, if so, whether such discussions will result in the consummation of a transaction.

     On September 30, 2002, we agreed to borrow $3.5 million from Scholar, Inc., an entity formed by Raymond V. Sozzi, Jr., our President and Chief Executive Officer, an affiliate of Atlas II, L.P. and certain other of our stockholders. The loan is referred to as the Scholar loan, has an annual interest rate of 8%, matures on July 1, 2003 and, otherwise has the same terms as the Reservoir Capital credit facility. See footnote 13 for further details.

     During 2002, we entered into several agreements with Reservoir Capital to modify the credit facility. On May 6, 2002, we agreed with Reservoir Capital to delete from the Reservoir loan agreement our obligation to comply with the financial covenants. On September 30, 2002, Reservoir Capital agreed, absent future defaults, not to demand payment for principal, interest and fees due under the credit facility prior to the July 1, 2003 maturity date for the credit facility. Reservoir Capital also agreed to cancel the warrants previously issued under the credit facility and the associated right to require us to repurchase the warrants for cash in exchange for a $4.2 million increase in the principal amount outstanding under the credit facility.

     On December 30, 2002, Reservoir Capital agreed to further amend the terms of the credit facility to reduce our total indebtedness to them from approximately $15.7 million to $9.5 million in exchange for a guarantee by Mr. John Katzman, a member of our Board of Directors who resigned at the time the amendment was consummated. In exchange for his guarantee, we agreed to pay Mr. Katzman a $1.0 million fee payable at the time of certain loan repayments. In addition, Reservoir Capital agreed to lend us an additional $2.0 million, which is not secured by Mr. Katzman. The debt obligations to Reservoir Capital and Mr. Katzman carry an annual interest rate of 12% and required payments of $3.5 million on January 31, 2003, $4.0 million on March 31, 2003 and the remaining balance on the July 1, 2003 loan maturity date.

     This repayment schedule was amended on January 31, 2003, to reduce the $3.5 million payment due on January 31, 2003 to $1.5 million, which was paid on that date. On March 31, 2003 and April 14, 2003, the repayment schedule was further amended to change the date on which we are required to repay $4.0 million of borrowings under the loan agreement from March 31, 2003 to April 14, 2003 and then to April 28, 2003.

     On March 14, 2003 and March 31, 2003, Reservoir Capital agreed to lend us an additional $0.5 and $1.5 million, respectively.

     "Student Advantage", "CollegeClub", "U-WIRE", "FANSonly", "OCSN", "Edu.com" and "SA Cash", are trademarks and service marks of Student Advantage. All other trademarks, service marks or trade names referred to in this prospectus are the property of their respective owners.

STRATEGY

     Our objective is to set the standard for commerce in higher education by working with universities and businesses to make what students need easily available to them, by making it less expensive and helping them pay for it more conveniently. We intend to achieve these objectives through the following:

     Enhance Student Commerce Through University-Endorsed Relationships. We intend to continue our focus on increasing the volume and average value of transactions in our core Membership Program, OCM Direct and OCSN businesses by enhancing our value to students, their parents and alumni through new products and services marketed offline and online in conjunction with our university and business partners.

     Continue to Build the Student Advantage Brand. We believe that in order to attract and expand our membership base and our service offerings to colleges and universities, and corporate partners, we must continue to build strong brands. By partnering with leading national and local sponsors and universities, we work to integrate commerce opportunities into the student experience. Student Advantage remains our most important consumer brand. We will also continue to enhance our branding both directly and through co-marketing arrangements with our sponsors.

     Aggressively Grow Student Reach. We intend to continue to grow the number of paid participants in the Student Advantage Membership Program, as well as the number of registered users on our network of websites through a variety of initiatives including:

     - increasing the frequency of new paid memberships through OCM Direct sales, online membership sales on studentadvantage.com and CollegeClub.com, through corporate sponsored distributions and through university and college sales, and

     - increasing our number of corporate sponsors, and therefore, the content on our network of websites and the benefits of our Membership Program.

     Consider a complete or partial divestiture of one or more properties. We believe that it may be to our interest to consider the continued divestiture of those parts of the business that may no longer be central to our mission. In addition, we may agree to minority investments in one or more of our subsidiaries to both attract capital and be able to avail ourselves of certain other benefits. These transactions will likely require the approval of one or more of our lenders.

     Continue to Pursue Strategic Alliances. Since inception, we have acquired and integrated a number of complementary businesses and entered into strategic alliances in order to expand and strengthen our offerings to students, their parents, universities and corporate partners. We plan to continue to enter into alliances that offer opportunities to increase our product and service offerings and to obtain new technologies.

PRODUCTS AND SERVICES

     We work with colleges and universities and in cooperation with businesses to develop products and services that are easily available to students, their parents and alumni. Our Student Services division offers students a broad range of products and services, through our Student Advantage Membership Program and OCM Direct, as well as services and content on our websites specifically created for their unique needs. Our Corporate and University Services division offers corporate customers marketing services and offers universities content, commerce and data management services.

     The Student Advantage(R) Membership Program and studentadvantage.com. The Student Advantage Membership Program is an annual fee-based program, providing students with exclusive discounts and partner benefits at nearly 15,000 participating retail locations serving college campuses nationwide. Companies such as Amtrak(R), Greyhound, Tower Records, 1800 Flowers, Dollar Rent-a-Car, US Airways, Foot Locker and BarnesandNoble.com utilize our membership platform as a customer relationship management program for acquisition, activation and usage of their products and services. By aggregating and communicating with students through the Membership Program, we offer our partners a single point-of-contact to access, influence and reward student-purchasing behaviors. Memberships are distributed in several ways. We sell memberships directly to parents and students for an annual membership fee that is currently $20, distribute memberships at no cost to certain qualified students and sell memberships to certain of our corporate partners and universities for resale to students at their retail locations and campuses. Complementing the membership program is studentadvantage.com, an online resource of commerce relationships, proprietary information and services developed exclusively for students. In addition, our online technology store, formerly Edu.com, gives verified college students, faculty and staff access to academic pricing on name-brand computer hardware and software.

     OCM Direct. The OCM Direct programs supply students and their parents with a variety of products, including residence hall linens and related accessories, care packages and diploma frames. OCM Direct has endorsed relationships with more than 900 colleges, universities, and on-campus and alumni organizations for its direct mail marketing circulation of approximately six million. OCM Direct is the only corporate partner of the National Association of College and University Residence Halls, and also has relationships with the Association of College and University Housing Officers -- International and the National Orientation Directors Association.

     Official College Sports Network ("OCSN"). Through its official athletic sites, OCSN provides online brand management, content delivery and e-commerce services to more than 135 university athletic departments and athletic conferences throughout the country. CollegeSports.com serves as the network hub for individual official athletic sites.

     CollegeClub. CollegeClub.com is an integrated online property that has attracted over 4.7 million registered users since 1996. The website reaches college students across the U.S., providing them with services and content specifically created for their unique needs. The site provides a platform for corporate clients that want to present their brands and services to college students. CollegeClub.com has executed promotions for companies that include General Motors, Mastercard, Nextel, Visa, Honda and Sony Pictures.

     U-WIRE. U-WIRE is a newswire service, which is free for college newspaper media and which distributes student-produced content to more than 600 U-WIRE member publications, professional media outlets and syndication partners such as Yahoo! Sports, NYTimes.com and Lexis-Nexis. Our sponsors and business partners can utilize U-WIRE to send press releases directly to the student editors at member college newspapers.

CUSTOMERS

     Our primary customers are consumers -- college students, their parents and alumni -- who purchase products and services we make available to them offline and online. Also crucial to our success are the approximately 1,100 colleges and universities, campus organizations, and alumni associations with which we work to develop and market valuable and highly-relevant products and services. These relationships provide us with assistance in reaching our primary customers and often provide certain content and commerce rights that give us a strong competitive advantage and differentiate us in the marketplace. Our corporate customers are the third essential element of our customer base. They are important to us for two reasons: many of them serve as our marketing partners by adopting our Student Advantage Membership Program as the platform by which they extend student discounts, thereby increasing the value of our program to students, while other corporate clients pay us advertising and related promotional fees to gain access to our customer base. Here are examples of some of our corporate customers.

     General Motors Corporation. Through our CollegeClub.com business, we have an agreement with General Motors Corporation that is in effect through May 2003. The Strategic Alliance agreement provides that we will develop and conduct a multi-faceted promotional campaign, and will provide certain advertising, promotional and e-commerce opportunities for General Motors. The agreement includes both on-line and off-line productions targeted to the college student demographic.

     Tower Records. We have an agreement with Tower Records, which is in effect through August 2003. Tower Records will offer an exclusive discount of 10% off purchases made in store and online to Student Advantage members. Students can also purchase Student Advantage Membership cards online at TowerRecords.com. The Student Advantage and Tower Records partnership is marketed online at studentadvantage.com via banner advertisements and a dedicated splash page, as well as through e-mail communication. Student Advantage marketing communication is integrated throughout Tower Records stores via banners and posters. Student Advantage Community Managers will often work together with Tower Records managers to bring events, contests, and promotions on to the local campus or into the local store.

SALES AND MARKETING

     As of December 31, 2002, we had a direct sales organization consisting of 29 professionals, who are engaged in a variety of sales functions, including selling banner advertising and sponsorships, enlisting additional national sponsors for our Membership Program, seeking opportunities for corporate-sponsored events and promotions targeted at college students and managing existing sponsor relationships.

     We use a variety of online and traditional marketing programs to increase brand recognition. Our marketing strategy for our brands contains a mix of online advertising, programs which drive members to our websites, in-store advertising in local retail locations, on-campus direct solicitation of students, outbound e-mail, co-marketing with colleges and universities through on-campus posters and student mailbox drops, print advertising, new media banner campaigns and direct mail. We employed 19 marketing professionals as of December 31, 2002.

TECHNOLOGY

     We have implemented a broad array of site management, advertising management, customer interaction, registration systems, transaction-processing and fulfillment systems using a combination of our own proprietary technologies and commercially available, licensed technologies. Our current strategy is to license commercially available technology whenever possible rather than seek internally developed solutions. We use internal resources to develop the specialized software necessary for our business, such as the software required to register members online.

     Consistent with our preference for off-the-shelf software components, the hardware systems that we utilize also consist of commercially available components. We believe that this architecture provides the ability to increase scale quickly and reliably, and at a relatively low cost. Our existing infrastructure currently exceeds present demand, and as such, we have no plans for additional upgrades.

     Our Student Advantage and CollegeClub membership databases and the related system hardware are currently hosted at Navisite, Inc. in Massachusetts. Our Student Advantage membership database utilizes Oracle 8i database software running in a primary/standby mode on Sun Microsystems hardware. Our production web/application servers utilize Compaq hardware running Apache web server and Tomcat JSP software. Our CollegeClub membership database environment utilizes Oracle 8i, running in a primary/standby mode on a Sun Microsystems and Network Appliance hardware platform. The front-end web environment runs on Compaq hardware running the Linux operating system, Apache web server and Resin JSP software. Site applications run on Compaq and Sun hardware utilizing the Linux, Windows 2000 and Solaris operating systems.

     The Official College Sports Network web environment is currently hosted at Cable & Wireless in Irvine, Calif. The front-end web and application environment runs on Dell hardware, running the Linux operating system and Apache web server. The database environment utilizes Oracle 8i, running on a Sun Microsystems and EMC hardware platform. The Ecommerce environment runs on Dell hardware, running the Windows NT and Windows 2000 operating systems and Microsoft Internet Information Services web server.

     A group of systems administrators and network managers at the company operate the web sites and network operations and monitor our systems 24 hours a day. Navisite and Cable & Wireless manage our data centers and Internet connectivity operations.

     Our operations are dependent upon the ability of Navisite and Cable & Wireless to maintain their systems in effective working order and to protect their systems against damage from fire, natural disaster, power loss, telecommunications failure or similar events. Our servers are powered by an uninterruptible power supply to provide a safeguard against unexpected power loss and are equipped with redundant file systems, which allows for prompt replacement of defective disks without interruption of service. Our systems are copied to backup tapes each night and stored at an off-site storage facility for one year.

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

     We compete for client marketing budget dollars, with other marketing activities and, in particular, other forms of direct marketing activities, such as direct mail. In recent years, there have been significant advances in new forms of direct marketing, such as the development of interactive shopping and data collection through television, the Internet and other media. Many industry experts predict that electronic interactive commerce, such as shopping and information exchange through the Internet will proliferate in the foreseeable future. To the extent such proliferation occurs, it could have a material adverse effect on the demand for membership programs.

     Competition for online users and advertisers is intense and is expected to increase over time, as barriers to entry are relatively low. We compete for visitors, traffic, sponsors and online merchants with web directories, search engines, content sites, online service providers and traditional media companies. We also face competition from other companies maintaining websites dedicated to college students as well as high-traffic websites sponsored by companies such as AOL Time Warner, CBS, Disney, Terra Lycos, Microsoft, MTV and Yahoo!.

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

     In May 2002, we sold the assets relating to our SA Marketing brand to Triple Dot, Inc., a subsidiary of Alloy, Inc. In connection with the sale, we agreed not to compete in certain events and promotions businesses until November 2005. In January 2003, we sold the portion of our assets relating to our SA Cash brand to Blackboard, Inc. In the connection with the SA Cash sale, we agreed with Blackboard that we would not compete with Blackboard in the SA Cash business other than in connection with schools operating on the Diebold payments platform until January 2010. These restrictions on our ability to compete may prevent us from taking advantage of available business opportunities in the future, which could hinder our ability to gain new corporate sponsors, build the Student Advantage brand and increase the number of members in our Membership Program.

INTELLECTUAL PROPERTY AND PROPERTY RIGHTS

     We regard our patents, copyrights, service marks, trademarks, trade dress, trade secrets, proprietary technology and similar intellectual property as important to our success, and rely on patent, trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers, independent contractors, sponsors and others to protect our proprietary rights. We strategically pursue the registration of our trademarks and service marks. However, effective patent, trademark, service mark, copyright and trade secret protection may not be available in all instances. There can be no assurance that the steps taken by us to protect our proprietary rights will be adequate or that third parties will not infringe or misappropriate our patents, copyrights, trademarks, trade secrets, trade dress and similar proprietary rights. In addition, there can be no assurance that other parties will not independently develop substantially equivalent intellectual property. A failure by us to protect our intellectual property in a meaningful manner could have a material adverse effect on our business, financial condition and results of operations. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of financial and managerial resources, which could have a material adverse effect on our business.

     We have been subject to claims and expect to be subject to legal proceedings and claims from time to time in the ordinary course of our business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties. On March 2, 2002, CARE, the international human rights and relief agency, requested in writing that our Care Packages subsidiary phase out the use of the mark "CarePackages." We do not believe that the two marks would raise a risk of confusion and have continued using the mark. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources. Further, if such claims are successful, we may be required to change our trademarks, alter content and pay financial damages. There can be no assurance that such changes of trademarks, alteration of content or payment of financial damages will not adversely affect our business.

     We may be required to obtain licenses from others to refine, develop, market and deliver new products and services. There can be no assurance that we will be able to obtain any such license on commercially reasonable terms or at all or that rights granted pursuant to any licenses will be valid and enforceable.

GOVERNMENT REGULATION

     We are subject to various laws and regulations relating to our business. Although there are currently few laws or regulations directly governing access to or commerce on the internet, due to the increasing popularity and use of the internet, a number of laws and regulations may be adopted regarding user privacy, pricing, acceptable content, taxation and quality of products and services. In addition, several telecommunications providers have petitioned the Federal Communications Commission to regulate and impose fees on internet service providers and online service providers in a manner similar to long distance telephone carriers. The adoption of any such laws or regulations could adversely affect our product and service offerings, adversely affect the growth in use of our products and services, decrease the acceptance of the internet as a communications and commercial medium or restrict our ability to introduce new products. Moreover, it may take years to determine the extent to which existing laws relating to issues such as property ownership, libel and personal privacy are applicable to the internet. Any new laws or regulations relating to the internet could decrease demand for our products and services or otherwise have a material adverse effect on our business.

EMPLOYEES

     As of December 31, 2002, we employed approximately 258 full-time employees. We also hire temporary employees, particularly at the beginning of each school semester, and contract service providers as necessary. None of our employees are represented by a labor union or is the subject of a collective bargaining agreement. We believe that relations with our employees are generally good. Competition for qualified personnel in our industry is intense, particularly among sales, online product development and technical staff. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel.

     All share and per share amounts in this Item 1 have been adjusted to reflect the one-for-ten reverse split of our Common Stock effected on June 28, 2002.

ITEM 2.  PROPERTIES

     Our principal executive offices are located at 280 Summer Street in Boston, Massachusetts, where we presently lease an aggregate of approximately 25,000 square feet. Our current leases for this facility expire at various times through 2005. We also maintain regional offices in Carlsbad, California; Atlanta, Georgia;

Bethesda, Maryland; Trenton, New Jersey and Chambersburg, Pennsylvania. In total, our leased office and warehouse space aggregates approximately 192,000 square feet.

     We believe that our current facilities and other facilities that will be available to us will be adequate to accommodate our needs for the foreseeable future. There can be no assurance that we will be successful in obtaining or disposing of additional space, if required, or if such transactions to lease or dispose of the space will be on terms acceptable to us.

ITEM 3.  LEGAL PROCEEDINGS

     In November 2002, we were named as a defendant in a lawsuit filed against us and General Motors by Richard M. Kipperman, Liquidating Trustee of the bankruptcy estate of CollegeClub.com, Inc., Campus24, Inc. and CollegeStudent.com, Inc., in the U.S. Bankruptcy Court for the Southern District of California. The suit seeks damages of $2.25 million and interest and costs relating to payments received by us under an agreement with General Motors that we acquired from CollegeClub.com. The trustee alleges that the payments were earned by CollegeClub.com prior to our acquisition of the agreement and were not sold to us as part of the agreement. We believe that the trustee's allegations are factually incorrect and are inconsistent with the terms of the acquisition agreement with CollegeClub.com and intend to defend the matter vigorously. If, however, we are found to have significant liability to the liquidating trustee or incur significant costs in connection with the litigation, our financial condition and liquidity would suffer significant harm.

     We are periodically a party to contractual disputes, litigation and potential claims arising in the ordinary course of our business. We do not believe that the resolution of these matters will have a material adverse effect on our financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted for vote of security holders of the Company during the three months ended December 31, 2002.

EXECUTIVE OFFICERS OF THE COMPANY

     Below are the name, age and principal occupations for the last five years of our executive officers as of April 11, 2003. All such persons have been elected to serve until their successors are elected and qualified or until their earlier registration or removal:

NAME                          AGE                            OFFICE(S)
----                          ---                            ---------
Raymond V. Sozzi, Jr. ......  34    Chairman of the Board of Directors, President and Chief
                                    Executive Officer
Heather L. Lourie...........  31    Vice President, Corporate Development
Kevin M. Roche..............  37    Vice President, Human Resources
Michael J. Phelan...........  41    Vice President, Corporate Marketing and Partnerships
Sevim M. Perry..............  33    Vice President, Finance and Assistant Treasurer

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

     Kevin M. Roche has served as Vice President of Human Resources since January 2000. From September 1995 to January 2000 Mr. Roche was the Director of International Human Resources and from July 1998 to January 2000 he was also the Corporate Director of Human Resources at Reebok International Ltd., a producer of athletic apparel, where he was responsible for directing and implementing corporate human resources policies and procedures within Reebok's Global Operating Regions of Europe, Asia, Latin America, North America and emerging markets. Before joining Reebok, Mr. Roche held positions at Praxis International, an enterprise data movement solutions company, and Raytheon Service Company, a field engineering company. Mr. Roche has resigned from the Company, effective in April 2003.

     Michael J. Phelan has served as Vice President, Corporate Marketing & Partnerships of Student Advantage since February 2001. Prior to joining Student Advantage, Mr. Phelan was General Manager and Category Director at Reebok International, a producer of athletic apparel, responsible for developing Reebok's youth consumer segment from July 1999 to February 2001. From 1989 through July 1999, he served as the Executive Director of Marketing at Polaroid Corporation, a company which designs, develops, manufactures and markets digital and instant imaging and related products.

     Sevim M. Perry has served as Vice President, Finance and Assistant Treasurer since February 2002. From February 2000 to February 2002, Ms. Perry served as Corporate Controller of HighGround Systems, a network storage company. Before joining Highground Systems, Ms. Perry was the Assistant Corporate Controller and Assistant Treasurer of Marcom Solutions, an international software and services business, from January 1999 to February 2000. From January 1998 to January 1999, she was a member of the finance organization at USWest. From 1993 to February 1998, Ms. Perry was a member in the audit division of Coopers and Lybrand LLP, a public accounting firm.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock began trading on the Nasdaq National Market on June 18, 1999 under the symbol "STAD". Prior to that time there had been no market for our common stock. On June 28, 2002, we effected a one-for-ten reverse split of our Common Stock and all share and per share amounts in this Item 5 have been adjusted to reflect this one-for-ten reverse split. On February 13, 2003, our securities were delisted from the Nasdaq National Market and commenced trading on the OTC Bulletin Board under the symbol "STAD.OB". The table below sets forth the high and low closing sales prices per share for our common stock on the Nasdaq National Market for the periods indicated:

                                                               HIGH     LOW
                                                              ------   ------
FISCAL YEAR ENDED DECEMBER 31, 2001
  First quarter.............................................  $58.75   $20.63
  Second quarter............................................  $28.80   $17.50
  Third quarter.............................................  $21.90   $ 9.00
  Fourth quarter............................................  $15.30   $ 9.60
FISCAL YEAR ENDED DECEMBER 31, 2002
  First quarter.............................................  $14.90   $ 8.50
  Second quarter............................................  $ 9.20   $ 1.70
  Third quarter.............................................  $ 2.18   $ 0.65
  Fourth quarter............................................  $ 1.34   $ 0.39

     As of March 31, 2003 there were 363 holders of record of our common stock. Because many of the shares are held by brokers and other institutions on behalf of stockholders we are unable to estimate the total number of individual stockholders represented by these holders of record.

     We have never paid or declared any cash dividends on our Common Stock. Our loan agreement with Reservoir Capital prohibits the payment of both cash and stock dividends.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data are derived from the financial statements of Student Advantage, Inc. The historical results presented are not necessarily indicative of future results. The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and the related Notes. All amounts for all periods presented have been restated to reflect the acquisition of University Netcasting, Inc. in June 1999, which was accounted for as a pooling of interests.

     Effective June 18, 1999, the date we acquired University Netcasting, Inc., University Netcasting, Inc.'s fiscal year end was changed from March 31 to December 31 to conform to our fiscal year end. University Netcasting, Inc.'s results of operations for the years ended March 31, 1999 have been included in our results of operations for the years ended December 31, 1998. University Netcasting's results of operations for the twelve months ended December 31, 1999 have been included in our twelve months ended December 31, 1999. Accordingly, University Netcasting's results of operations for the three months ended March 31, 1999 have been included in our results for both the years ended December 31, 1998 and 1999. Total revenue and net loss for University Netcasting for the three months ended March 31, 1999 were $0.7 million and $1.6 million, respectively. This net loss amount has been reported as an adjustment to the consolidated accumulated deficit.

                                                           YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------------
                                            1998        1999          2000         2001       2002
                                          --------   -----------   -----------   --------   --------
                                                     (RESTATED)*   (RESTATED)*
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA
  Revenue
     Student services...................  $ 15,174    $ 19,722      $ 28,099     $ 51,580   $ 52,754
     Corporate and university
       solutions........................     4,186       7,922        19,915       13,783      4,524
                                          --------    --------      --------     --------   --------
       Total revenue....................    19,360      27,644        48,014       65,363     57,278
                                          --------    --------      --------     --------   --------
Costs and expenses
  Cost of student services revenue......     7,416      11,093        10,263       16,437     20,825
  Cost of corporate and university
     solutions..........................     2,963       4,541         9,929        7,070      2,147
  Product development...................     5,169       9,974        18,377       17,199      7,746
  Sales and marketing...................     7,759      12,251        17,880       24,253     27,158
  General and administrative............     5,555       8,876        11,196       11,252     11,826
  Restructuring and impairment of
     long-lived assets..................        --          --            --        6,810        242
  Interest (income) expense, net........      (121)     (1,358)       (1,434)       1,676      3,940
  Non-cash NBC media expense............        --          --            --        3,348         --
  Depreciation and amortization.........     1,155       1,822         6,382       13,946      9,005
                                          --------    --------      --------     --------   --------
     Total costs and expenses...........    29,896      47,199        72,593      101,957     82,889
                                          --------    --------      --------     --------   --------
  Operating loss........................   (10,536)    (19,555)      (24,579)     (36,594)   (25,611)
  Equity interest in edu.com net loss...        --        (316)       (3,776)        (495)        --
  Realized gain on debt restructuring...        --          --            --           --      2,937
  Realized gain (loss) on sale of
     assets.............................        --          --          (367)       1,508      6,805
                                          --------    --------      --------     --------   --------
  Loss before income taxes..............   (10,536)    (19,871)      (28,722)     (35,581)   (15,869)
     Provision for income taxes.........        --          --            --         (207)       (61)
                                          --------    --------      --------     --------   --------
Net Loss................................  $(10,536)   $(19,871)     $(28,722)    $(35,788)  $(15,930)
                                          ========    ========      ========     ========   ========
Basic and diluted net loss per share....  $  (5.95)   $  (7.25)     $  (7.86)    $  (8.04)  $  (3.10)
                                          ========    ========      ========     ========   ========
Shares used in computing basic and
  diluted net loss per share............     1,771       2,741         3,655        4,454      5,145
                                          ========    ========      ========     ========   ========

---------------

 * restatement pertains to Edu.com step acquisition accounting

** All share and per share items have been adjusted to reflect the one-for-ten reverse split of the Common Stock effected on June 28, 2002

                                                            YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------------------
                                             1998        1999          2000        2001       2002
                                           --------   -----------   -----------   -------   --------
                                                      (RESTATED)*   (RESTATED)*
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
BALANCE SHEET DATA
Cash and cash equivalents................  $  6,140     $15,370       $12,762     $ 5,093   $  2,758
Restricted cash..........................        --          --            --         667        515
Marketable securities....................        --      20,546            --          --         --
Working capital (deficit)................    (2,355)     24,139         4,257      (9,263)   (28,354)
Total assets.............................    11,704      60,480        51,570      58,131     38,489
Deferred revenue and other advances......     7,064       9,576         4,013       3,521      8,280
Long-term obligation under capital
  leases.................................        --          --         1,861         764        108
Redeemable convertible preferred stock...    10,196          --            --          --         --
Stockholders' equity (deficit)...........   (10,548)     41,378        30,543      11,791       (853)

---------------

* restatement pertains to Edu.com step acquisition accounting

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

     We are an integrated media and commerce company focused on the higher education market. We work with colleges and universities and in cooperation with businesses to develop products and services that enable students to make less expensive and more convenient purchases on and around campus. We operate in two operating segments which qualify for aggregation as one reporting segment. (See footnote 2).

     We reach consumers offline through Student Advantage Campus Services, which includes the Student Advantage Membership Program and OCM Direct, and online through our highly trafficked websites studentadvantage.com, CollegeClub.com and our Official College Sports Network ("OCSN"). The Student Advantage Membership Program is a national fee-based membership program that provides student members with exclusive benefits including ongoing discounts on products and services currently offered by more than 15,000 participating local and national business locations. Discounts are made available to students both through our studentadvantage.com website and at sponsors' retail and online locations. OCM Direct is a direct mail marketing business that provides college and university-endorsed products, including residence hall linens and related accessories, care packages and diploma frames to students and their parents. OCSN is the most-trafficked network on the web devoted exclusively to college sports, providing online brand management and content delivery to more than 135 top schools and athletic conferences. We also reached our consumers through our SA Cash programs. The SA Cash programs enable students to use their college ID cards as a method of payment (stored-value card) for off-campus dining, shopping and other purchase needs. In January 2003, we sold the portion of our assets relating to our SA Cash brand to Blackboard, Inc. In connection with the sale, we entered into a limited licensing agreement with Blackboard under which we will continue to offer the SA Cash product line to a set of designated colleges and universities, but otherwise will not compete with Blackboard in the SA Cash business other than in connection with schools operating on the Diebold payments platform until January 2010. We do not anticipate that the SA Cash product will be a significant source of revenue in the future.

     On September 30, 2002, we announced that a Special Committee of our Board of Directors, formed to consider strategic alternatives, was in discussions regarding a proposal for the acquisition of the Company made by a group of stockholders, including Raymond V. Sozzi, Jr., the Company's President and Chief Executive Officer, and Atlas II, L.P., at a price between $1.50 and $1.75 per share. The proposal was subject to, among other things, the receipt of sufficient financing and the negotiation of a definitive agreement. From time to time since September 2002, the Special Committee and the group of stockholders have engaged in subsequent discussions regarding an acquisition of the Company and alternative strategic transactions, each of which has been subject to, among other things, the receipt of sufficient financing and the negotiation of a definitive agreement. During these subsequent discussions, the group of stockholders indicated that any future proposal that might be made for the Company's shares would likely be for a price significantly less than $1.50 per share. There can be no assurance as to if and when discussions will recommence, and, if so, whether such discussions will result in the consummation of a transaction.

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

     On an on-going basis management evaluates its estimates and judgments, including those related to revenue recognition, bad debts, intangible assets, contingencies and litigation. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. However, results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are described in Note 2 to the consolidated financial statements included in
Item 8 of this Annual Report on Form 10-K. Critical accounting policies are those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. Our most critical accounting polices are described below.

  ACCOUNTS RECEIVABLE

     We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we become aware of a specific customer's inability to meet its financial obligations to us, such as a bankruptcy filing or a substantial down-grading of a customer's credit rating, we record a specific reserve to reduce our net receivable to the amount we reasonably expect to collect. We also record reserves for bad debts based on the length of time our receivables are past due, the payment history of our individual customers and the current financial condition of our customers based on obtainable data and historical payment and loss trends. Our allowance for doubtful accounts was $0.7 million and $0.3 million at December 31, 2001 and December 31, 2002, respectively. The decrease in our estimate during 2002 resulted from the write-off of previously reserved accounts receivables. Uncertainties affecting our estimates include future industry and economic trends and the related impact on the financial condition of our customers, as well as the ability of our customers to generate cash flows sufficient to pay us amounts due. If circumstances change, such as higher than expected defaults or an unexpected material adverse change in a customer's ability to meet its financial obligations to us, our estimates of the recoverability of the receivables due us could be reduced by a material amount.

  REVENUE RECOGNITION

     We report revenues in two categories: student services revenue and corporate and university solutions revenue. Student services revenue is attributable to the parts of our business focused primarily on providing goods and services to students, their parents and alumni. We derive student services revenue from commerce, subscription and advertising. Commerce revenue is derived primarily from transaction-based revenue earned for reselling products and services, processing stored value transactions and acquiring student customers on behalf of other businesses. To date, commerce revenue has primarily included revenue that we receive from the sale of residence hall linens and related accessories, care packages and diploma frames through direct mail marketing, fees from SA Cash transactions and e-commerce revenue from our network of websites. Commerce revenue is recognized upon the completion of the related contractual obligations. Subscription revenue is derived from membership fees related to enrolling students in the Student Advantage Membership Program. Subscription revenue is recognized ratably from the date of subscription to the end of the annual membership period, which ends on July 31 of each year. Advertising revenue consists primarily of fees for banner advertisements and sponsorships on our network of websites. Website advertising revenue is recognized as the related impressions are displayed, provided that no significant obligations remain and collection of the related receivable is assured. Certain advertising arrangements include guarantees of a minimum number of impressions. For arrangements with guarantees, revenue is recognized based upon the lesser of: (1) ratable recognition over the period the advertising is displayed, provided that no significant Company obligations remain and collection of the receivable is assured, or (2) a pro-rata portion of contract revenue based upon impressions delivered relative to minimum guaranteed impressions to be delivered. In the past, we also derived revenue from advertisements placed in SAM, Student Advantage Magazine. Revenue from fees related to advertisements placed in SAM were recognized when the magazine was shipped to members. The revenues related to SAM are only applicable to the year 2000 as no issues were produced during 2001 or 2002.

     Corporate and university solutions revenue is attributable to the parts of our business focused primarily on providing goods and services to corporations and universities and consists of marketing services revenue from corporate clients and licensing, management and consulting fees from universities. Marketing services revenue is derived primarily from providing tailored event management and execution services to businesses seeking to market their products and services to college students. This revenue is recognized upon the completion of the related contractual obligations. Fees from marketing services are recognized as the related services are rendered, provided that no significant obligations remain and collection of the related receivable is assured. Payments received in advance of revenue being earned are recorded as deferred revenue.

     In accordance with the EITF Issue No. 99-17 "Accounting for Advertising Barter Transactions," we have recorded barter revenue and expense based upon the fair value of the advertising surrendered in the transaction. Fair value is established by reference to comparable cash transactions during the six-month period preceding the barter transaction. Generally, barter transactions involve exchanges of banner advertising. For the years ended December 31, 2000, 2001 and 2002, we recorded $1.2 million, $4.1 million and $2.9 million, respectively, of barter revenue and $1.2 million, $4.1 million and $2.9 million of barter expense recorded as sales and marketing expense, respectively.

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

     In November 2001, the Emerging Issues Task Force concluded its discussions on EITF Issue 01-9 "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)". This guidance requires that an entity account for consideration given to a customer as a reduction of revenue unless it can demonstrate an identifiable benefit that can be sufficiently separable from the sale of the products or services to the customer, and can reasonably estimate the fair value of the benefit identified. We adopted EITF Issue 01-9 effective January 1, 2002. In accordance with EITF 01-9, we have offset amortization of consideration given to certain vendors against revenue (for the year ended 2002, this approximated $0.8 million). While consideration given and received by us are carried at the gross value of the amounts on the balance sheet, any revenue recognized is reflected on a net basis in the accompanying statement of operations.

  GOODWILL AND OTHER INTANGIBLE ASSETS

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. As of January 1, 2002, we adopted SFAS No. 142. This Standard eliminates goodwill amortization from the Statement of Income and requires an evaluation of goodwill for impairment upon adoption of this Standard, as well as subsequent evaluations on an annual basis, and more frequently if circumstances indicate a possible impairment. For these evaluations, we are using an implied fair value approach, which uses a discounted cash flow analysis and other valuation methodologies. These evaluations use many assumptions and estimates in determining an impairment loss, including certain assumptions and estimates related to future earnings to be derived from our turnaround initiatives.

     Intangible assets include the excess of the purchase price over identifiable tangible net assets acquired in acquisitions. Such assets include goodwill, completed technology, workforce, customer lists, non-compete agreements, websites and other intangible assets, which are being amortized on a straight-line basis over their estimated economic lives ranging from two to fifteen years. As a result of the application of SFAS 142 in 2002, we stopped amortizing the remaining goodwill related to the acquisition of OCM Direct in the first quarter of 2002. We are continuing to amortize the remaining value of our intangible assets related to completed technology, workforce, customer lists, non-compete agreements and contracts. We periodically evaluate our intangible assets for potential impairment. In 2001, in connection with our impairment of long-lived assets, we wrote down $1.6 million of remaining goodwill associated with our acquisitions of asset purchases from Edu.com, College411, Collegiate Advantage and Campus Agency. On July 15, 2002, we agreed to a lease termination regarding our facility in San Diego, CA. The lease obligation was acquired during the October 2000 acquisition of College Club and at that time we identified our intentions to vacate the facility. As a result, we had provided for an accrual on unused space for the future lease obligation as part of the purchase price. At the time of the lease termination, we carried a $2.4 million accrual related to the purchase price accrual. In accordance with EITF 95-3, we reversed the accrual against a portion of the remaining goodwill related to the acquisition. Accumulated amortization was $11.1 million and $13.1 million at December 31, 2001 and December 31, 2002, respectively.

  LONG-LIVED ASSETS

     We assess the realizability of long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." We review our long-lived assets for impairment if events and circumstances indicate the carrying amount of an asset may not be recoverable. Due to our announced restructuring in the fourth quarter of 2001 and our continued restructuring in 2002, we evaluated the realizability of our long-lived assets based on profitability and cash flow expectations for the related assets. As a result of our review, we recorded asset impairment charges of $1.9 and $0.2 million for the years ended December 31, 2001 and December 31, 2002, respectively. (See Note
2)

  ACCOUNTING FOR STOCK-BASED COMPENSATION

     We account for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense is recorded for options issued to employees in fixed amounts and with fixed exercise prices at least equal to the fair market value of our common stock at the date of grant. We have adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," through disclosure only (Note 9). All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123.

     During 1998 and 1999, we granted stock options to purchase 231,300 and 4,755 shares of our common stock with exercise prices of $3.30 and $18.70 per share, respectively. We recorded deferred compensation of $4.2 and $0.2 million in 1998 and 1999, respectively, representing the difference between estimated fair market value of the common stock on the date of grant and the exercise price. These amounts were offset by reductions of $0.3, $0.7 and $0.2 million, in 1999, 2000 and 2001, respectively, due to stock option cancellations as a result of employee terminations. Of the remaining $3.2 million deferred, the full amount had been amortized to expense as of March 31, 2002, of which $0.8 million, $0.5 million and $49,000 was recorded as an expense in 2000, 2001 and 2002, respectively. The stock based compensation charges have been included in the individual operating expense line items in the financial statements.

RESULTS OF OPERATIONS

  COMPARISON OF THE YEAR ENDED DECEMBER 31, 2002 WITH THE YEAR ENDED DECEMBER 31, 2001

     Revenue. Total revenues decreased to $57.3 million for 2002 from $65.4 million for 2001 due to a decrease in corporate and university solutions revenue of $9.3 million, which was offset in part by an increase in student services revenue of $1.2 million.

     Student Services Revenue. Student services revenue increased to $52.8 million in 2002 from $51.6 million in 2001. The increase in revenue was primarily due to revenue from OCM Direct, which we acquired in

June 2001. The increase was partially offset by the one time recognition of $1.0 million in revenue related to Edu.com in the first quarter of 2001, divestitures of eStudentLoan and Rail Connection in 2001 and a decrease in advertising revenue resulting from decreased online advertising on our network of web sites during 2002.

     Corporate and University Solutions Revenue. Corporate and university solutions revenue decreased to $4.5 million in 2002 from $13.8 million in 2001. The decrease in revenue was primarily due to the sale of our Voice FX assets on December 31, 2001, the sale of our SA Marketing Group assets on May 8, 2002 and the reduction in fees related to the restructuring of the AT&T agreement under which we did not earn any fees from AT&T after August 31, 2001. The decrease was also a result of the reduction in marketing spending by several of our corporate customers. The reduction in marketing spending is attributable to the continued overall slow-down in the economy and more specifically, the advertising and marketing sectors.

     For the twelve month period ended December 31, 2002 there were no individual customers that accounted for more than 10% of total revenue. For the twelve-month period ended December 31, 2001, General Motors Corp. accounted for 11% of total revenue.

     Cost of Student Services Revenue. Cost of student services revenue consists of the costs associated with subscriptions, commerce and advertising revenue. Subscription costs consist of the costs associated with the fulfillment of membership subscriptions and customer service. Commerce costs include costs of goods sold paid to third parties in connection with selling products, and personnel-related costs associated with acquiring customers for us and our corporate clients. Advertising costs consist primarily of certain university commissions paid to colleges for the use of organizational names and logos and for supplying sports activity content for our network of websites, and fees paid to partners in exchange for the right to place media inventory on such partners' websites. Cost of student services revenue increased to $20.8 million in 2002 from $16.4 million in 2001. The increase was primarily due to an increase in commerce costs consisting of cost of goods paid to third parties in connection with selling products related to OCM Direct, a direct mail business, which we acquired in June 2001.

     Cost of Corporate and University Solutions Revenue. Cost of corporate and university solutions revenue consists primarily of the costs of marketing services and the costs of acquiring customers on behalf of our corporate clients. Marketing services costs primarily include the direct and indirect costs associated with planning and implementing events and promotions. Cost of corporate and university solutions revenue decreased to $2.1 million in 2002 from $7.1 million in 2001, consistent with decreases in revenues for marketing services, decreases in revenues due to the sale of our Voice FX assets on December 31, 2001 and the sale of our SA Marketing Group assets on May 8, 2002.

     Product Development. Product development expenses consist primarily of personnel-related and consulting costs associated with the development and enhancement of our suite of products, which includes the Student Advantage Membership Program and our network of websites. Product development expenses decreased to $7.7 million in 2002 from $17.2 million in 2001. The decrease was primarily due to the reduction in number of employees engaged in product development throughout 2002, an overall reduction in technology spending, the sale of our eStudentLoan and Voice FX assets in the fourth quarter of 2001 and the sale of our SA Marketing Group assets on May 8, 2002.

     Sales and Marketing. Sales and marketing expenses consist primarily of personnel and other costs related to our sales and marketing programs. Sales and marketing expenses decreased to $27.2 million in 2002 from $27.6 million in 2001. The decrease was primarily related to $3.4 million of non-cash expense for television advertising recorded in the second quarter of 2001, the sale of our Voice FX assets on December 31, 2001 and the sale of our SA Marketing Group assets in May 2002. The decrease was partially offset by additional sales and marketing expenses associated with the OCM Direct business, which was acquired in June 2001 and the $2.2 million expense relating to the marketing agreement with Alloy in May 2002.

     General and Administrative. General and administrative expenses consist primarily of costs related to general corporate functions, including executive management, finance, human resources, facilities, accounting and legal. General and administrative expenses increased to $11.8 million in 2002 from $11.3 million in 2001. The increase was primarily due to general and administrative costs associated with OCM Direct, which was acquired in June 2001, and offset by decreases related to the sale of our Voice FX and SA Marketing Group assets on December 31, 2001 and May 8, 2002, respectively.

     Depreciation and Amortization. Depreciation expense remained consistent at $6.7 million in 2002 in relation to $6.7 million at December 31, 2001, due primarily to an increase as a result of our acquisition of OCM Direct in June 2001 offset by reductions due to the sale of assets, impairment of remaining assets and an overall decline in capital spending. Amortization expense decreased to $2.3 million in 2002 from $7.3 million in 2001 as a result of the application of SFAS 142 in 2002. In accordance with SFAS 142, we are continuing to amortize the value of acquired customer contracts, customer lists, technical intangibles and trademarks attributable to the acquisition of OCM Direct and College Club. The remaining goodwill attributable to OCM Direct will not be amortized, but will be subject to an annual impairment test. On July 15, 2002, we agreed to a lease termination regarding our facility in San Diego, CA. The facility was acquired during the October 2000 acquisition of CollegeClub and at that time we stated our intention to vacate the facility. As a result, we provided for an accrual on unused space for the future lease obligation as part of the purchase price. At the time of the lease termination, we carried a $2.4 million accrual related to the purchase price accrual. In accordance with EITF 95-3, we reversed the accrual against a portion of the remaining goodwill related to the acquisition during the quarter ended September 30, 2002.

     Stock-Based Compensation. During 1998 and 1999, we granted stock options to purchase 231,300 and 4,755 shares of our common stock with exercise prices of $3.30 and $18.70 per share, respectively. We recorded deferred compensation of $4.2 and $0.2 million in 1998 and 1999, respectively, representing the difference between estimated fair market value of the common stock on the date of grant and the exercise price. These amounts were offset by reductions of $0.3, $0.7 and $0.2 million, in 1999, 2000 and 2001, respectively, due to stock option cancellations as a result of employee terminations. Of the remaining $3.2 million deferred, the full amount had been amortized to expense as of March 31, 2002, of which $0.8 million, $0.5 million and $49,000 was recorded as an expense in 2000, 2001 and 2002, respectively. The stock based compensation charges have been included in the individual operating expense line items in the financial statements.

     Interest (Income) Expense, Net. Interest (income) expense, net, was $3.9 million in 2002 compared to $1.7 million in 2001. The increase in interest expense was partially a result of the September 2002 amendment to our credit facility with Reservoir Capital. Reservoir Capital agreed to cancel warrants previously issued under the credit facility and the associated right to require us to repurchase the warrants for cash in exchange for a $4.2 million increase in the amount of principal indebtedness under the Reservoir Capital credit facility. Prior to the amendment, we had previously recorded warrant liability and deferred financing costs of $2.5 million and had amortized $1.5 million of the deferred financing as interest expense since the inception of the loan in June 2001. Consequently, we reclassified the $2.5 million of warrant liability to notes payable and recorded an additional $1.7 million to notes payable and deferred financing costs. The remaining balance of $2.7 million in deferred financing costs was being amortized to interest expense over the remaining nine-month term of the loan. On December 30, 2002, the credit facility with Reservoir Capital was again amended resulting in an overall decrease of approximately $6.2 million to our debt balance. In accordance with SFAS 15 "Accounting by Debtors and Creditors Regarding Troubled Debt Restructuring," we recorded the $3.0 million gain on forgiveness of debt net of expenses, including $0.5 million of anticipated interest expense based on the payment schedule and remaining deferred financing costs of $1.8 million. Both of these amounts were recorded against the gain on forgiveness of debt and not as interest expense. The $0.9 million deferred financing charge for the three-months ended December 31, 2002 was appropriately recorded as interest expense. The increase in interest expense from 2002 to 2001 is also a result of borrowings under the $5.0 million revolving loan facility entered into by OCM Direct in February 2002 and the Scholar loan entered into in September 2002.

     Impairment of Long-Lived Assets. We recorded a charge of $0.2 million for the impairment of long-lived assets during 2002 related to a write-down of certain fixed assets. We also recorded a charge of $1.9 million for the impairment of long-lived assets in the fourth quarter of 2001 relating in part to a write-down of $1.6 million of goodwill associated with our acquisitions of or asset purchases from Edu.com, College411, Collegiate Advantage and Campus Agency. The remaining $0.3 million was a write-down of certain fixed assets that were acquired from Edu.com. We performed an evaluation of long-lived assets in accordance with FAS 121 as a result of the restructuring activity in the fourth quarter of 2001 and our continued restructuring during 2002.

     Restructuring Charges. In the fourth quarter of 2001, we announced a restructuring, which included a reduction in staff of approximately 15% of our total employees and charges related to operating leases for office space no longer utilized in our current operations. The costs associated with this restructuring charge aggregated approximately $4.9 million and were recorded in 2001.

     Equity Interest in Edu.com. In the second quarter of 2001, we purchased substantially all of the assets of Edu.com, Inc. Prior to the acquisition, we held a minority interest in Edu.com, which was accounted for under the cost method of accounting. The resulting treatment of the additional investment in the second quarter of 2001 was in accordance with Accounting Principles Board Opinion 18: The Equity Method for Accounting for Investments in Common Stock ("APB 18"), which requires the application of step accounting in accordance with Accounting Research Bulletin 51: Consolidated Financial Statements Elimination of Intercompany Investment ("ARB 51"). Accordingly, we retroactively restated our investment in Edu.com on the equity method of accounting and recorded our ownership percentage of Edu.com's net loss. As a result of applying the equity method to the Edu.com investment, we recorded an equity interest in Edu.com's net loss of $0.5 million for the twelve months ended December 31, 2001.

     Realized Gain (Loss), on Sale of Assets, Net. On May 8, 2002, we sold our SA Marketing Group assets to Triple Dot, Inc., a subsidiary of Alloy, Inc., for a cash payment of $6.5 million, assumption by Triple Dot, of negative working capital of $0.5 million and an opportunity to earn up to an additional $1.5 million based on the performance of certain pending proposals. In relation to the sale of the SA Marketing Group assets, we recorded a gain of $7.0 million. For the twelve-month-period ended December 31, 2002, the gain was partially offset by the sale of certain fixed assets at a price lower than the net book value. For the twelve-month-period ended December 31, 2002, we recorded a net gain of $6.8 million. The gain of $1.5 million in 2001 was a result of the sales of our Rail Connection, Voice FX and eStudentLoan assets during 2001.

     Realized Gain on Debt Restructuring. On December 30, 2002, Reservoir Capital agreed to amend the terms of the Reservoir Capital credit facility to reduce our total indebtedness to them from approximately $15.7 million to $9.5 million in exchange for a guarantee from Mr. John Katzman, a member of our Board of Directors who resigned at the time the amendment was consummated. In exchange for his guarantee, we agreed to pay Mr. Katzman a $1.0 million fee payable at the time of certain loan repayments. The debt obligations to Reservoir Capital and Mr. Katzman carry an annual interest rate of 12% and as of December 31, 2002, required payments of $3.5 million on January 31, 2003, $4.0 million on March 31, 2003 and the remaining balance on the July 1, 2003 loan maturity date. (See discussion of subsequent amendments to the Reservoir Capital credit facility under "Item 1. Business.") In accordance with SFAS 15 "Accounting by Debtors and Creditors Regarding Troubled Debt Restructuring," we recorded the $3.0 million gain on forgiveness of debt net of expenses, including $0.5 million of anticipated interest expense based on the payment schedule, remaining deferred financing costs of $1.8 million, and the $1.0 million guarantee fee paid to Mr. Katzman.

  COMPARISON OF THE YEAR ENDED DECEMBER 31, 2001 WITH THE YEAR ENDED DECEMBER 31, 2000

     Revenue. Total revenues increased to $65.4 million for 2001 from $48.0 million for 2000, due to an increase in student services revenue of $23.5 million, which was offset in part by a decrease in corporate and university solutions revenue of $6.1 million. The increase in student services revenue was primarily due to the addition of the direct mail product line of OCM Direct and organic growth in our Official College Sports Network and CollegeClub brands. The decrease in corporate and university solutions revenue is primarily due to a decrease in marketing services revenue resulting from decreased marketing spending by corporate customers.

     Student Services Revenue. Student services revenue increased to $51.6 million in 2001 from $28.1 million in 2000. The increase in student services revenue was primarily due to the acquisition of OCM Direct, in the second quarter of 2001, and organic growth in our Official College Sports Network and CollegeClub brands. A significant portion of the direct mail business revenue is recognized during the third fiscal quarter due to the seasonality of the business, which relates to the back-to-school retail season. Additionally, online advertising on our network of websites increased primarily as a result of increased advertising from CollegeClub.com, which we acquired in the fourth quarter of 2000, and online campaigns provided to General Motors Corp. Transaction-based commerce revenues from our SA Cash programs also contributed to the increase. These increases were offset, in part, by significant decreases in fees from AT&T as a result of the restructuring of the AT&T agreements in June 2000.

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

     General and Administrative. General and administrative expenses consist primarily of costs related to general corporate functions, including executive management, finance, human resources, facilities, accounting and legal. General and administrative expenses increased to $11.5 million in 2001 from $11.2 million in 2000. Increases in general and administrative expenses were primarily due to higher facilities, legal, accounting and personnel related costs associated with our continued growth, as well as our acquisitions of businesses over the past year, including certain assets of CollegeClub.com during 2000, and certain of Edu.com's assets and OCM Direct in 2001. The increase was offset, in part, by the impact of the restructuring charge taken in 2001.

     Depreciation and Amortization. Depreciation expense increased to $6.7 million in 2001 from $2.9 million in 2000 primarily as a result of fixed asset purchases during the latter part of 2000 and 2001, amortization of capital leases and as a result of assets acquired through the acquisitions of OCM Direct in June 2001. Amortization expense increased to $7.3 million in 2001 from $3.5 million in 2000, primarily as a result of the acquisition of OCM Direct in the second quarter of 2001 and the acquisitions of ScholarAid, College411 and certain assets of eStudentLoan and CollegeClub.com during the second and third quarters of 2000.

     Stock-Based Compensation. We recorded deferred compensation charges of $4.2 and $0.2 million in 1998 and 1999, respectively, which were offset by reductions of $0.3, $0.7 and $0.2 million, during 1999, 2000 and 2001, respectively, due to stock option cancellations as a result of employee terminations. The remaining $3.2 million was mostly amortized as of December 31, 2001, of which $0.8 and $0.5 million were recorded as expense in 2000 and 2001, respectively. The remaining amount of deferred compensation of $49,000 will be amortized in 2002. The stock based compensation charges have been included in the individual operating expense line items in the financial statements.

     Interest (Income) Expense, Net. Interest (income) expense, net, includes interest income from cash balances and interest expense related to our financing obligations. Interest (income) expense, net, was $1.7 million in 2001 compared to $(1.4) million in 2000. The increase in our interest expense during 2001 was a result of the $10.2 million term loan and $5.0 million revolving loan entered into in June 2001 with Reservoir Capital.

     Impairment of Long-Lived Assets. We recorded a charge of $1.9 million for the impairment of long-lived assets in the fourth quarter of 2001 relating in part to a write-down of $1.6 million of goodwill associated to our acquisitions of or asset purchases from Edu.com, College411, Collegiate Advantage and Campus Agency. The remaining $0.3 million was a write-down of certain fixed assets that were acquired from Edu.com. We performed an evaluation of long-lived assets in accordance with FAS 121 as a result of the restructuring activity in the fourth quarter of 2001.

     Restructuring Charges. In the fourth quarter of 2001, we announced a restructuring, which included a reduction in staff of approximately 15% of our total employees and charges related to operating leases for office space no longer utilized in our current operations. The costs associated with the restructuring charge aggregated approximately $4.9 million.

     Equity Interest in Edu.com. In the second quarter of 2001, we purchased substantially all assets of Edu.com, Inc. Prior to the acquisition we held a minority interest in Edu.com, which was accounted for under the cost method of accounting. The resulting treatment of the additional investment in the second quarter of 2001, was in accordance with Accounting Principles Bulletin: The Equity Method for Accounting for Investments in Common Stock ("APB 18"), which requires the application of step accounting in accordance with Accounting Research Bulletin 51: Consolidated Financial Statements Elimination of Intercompany Investment ("ARB 51"). Accordingly, we retroactively restated our investment in Edu.com on the equity method of accounting and recorded our ownership percentage of Edu.com's net loss. As a result of applying the equity method to the Edu.com investment, we recorded an equity interest in Edu.com's net loss of $3.8 and $0.5 million for the years ended December 31, 2000 and 2001, respectively.

     Realized Gain (Loss). Realized gain (loss) was $1.5 million in 2001 compared to $(0.4) million in 2000. The gain of $1.5 million in 2001 was a result of the sales of our Rail Connection, Voice FX and eStudentLoan assets during 2001. Realized loss on investment in 2000 represented the write-off of our investment in alumnipride.com, Inc.

LIQUIDITY AND CAPITAL RESOURCES

     Since our inception, we have financed our operations primarily through the private placement and public offering of securities, cash from operations, borrowings under our term loan, credit facilities, loans from equity holders, sales of accounts receivable and dispositions of businesses. During the twelve-month period ended December 31, 2002 Raymond V. Sozzi, Jr., our President and Chief Executive Officer, advanced an aggregate of $1.1 million to us, all of which was repaid as of December 31, 2002. Our liquidity needs arise primarily from our operating losses, our working capital requirements, debt service on the indebtedness to Reservoir Capital, which we refer to as the Reservoir Capital credit facility, debt service on the Scholar loan incurred by us in September 2002, and debt service on the revolving loan incurred by OCM Direct in February 2002, which we refer to as the OCM loan. In addition, we expect to have additional liquidity needs as a result of required repayments of the Reservoir Capital credit facility, the OCM loan and the Scholar loan and the guarantee fee to Mr. Katzman. We paid $1.5 million to Reservoir Capital on January 31, 2003 and borrowed an additional $2.0 million as of March 31, 2003. As of December 31, 2002 and March 31, 2003, we had $18.2 and $20.7 million of total indebtedness, consisting of $13.0 and $13.5 million in principal borrowings and interest under the Reservoir Capital credit facility, $3.5 and $3.6 million in principal borrowings and interest under the Scholar loan and $1.7 and $3.6 million in borrowings under the OCM loan, respectively. The debt obligations to Reservoir Capital require payments of $4.0 million on April 28, 2003 and the remaining balance on the July 1, 2003 loan maturity date and Mr. Katzman's $1.0 million guarantee fee must also be paid by the July 1, 2003 maturity date. The debt obligation to Scholar, Inc. is due on July 1, 2003. The OCM loan is due on April 30, 2003. See footnote 14 for a schedule of our operating and capital lease commitments.

     As of December 31, 2002, we had cash and cash equivalents of $2.8 million. In addition, we had restricted cash of $0.5 million, which represents amounts held by our third party credit card processor and amounts held in escrow pursuant to the terms of acquisition agreements we entered into relating to the sale of certain of our assets and businesses.

     Net cash used for operating activities was $11.4 million for 2002, a decrease of $2.8 million compared to net cash used for operating activities of $14.2 million for 2001. Net cash used for operating activities in 2002 was primarily a result of a net loss of $15.9 million, a net gain on sale of assets of $6.5 million, a net gain on forgiveness of debt of $3.0 million, a decrease in accrued compensation of $1.2 million, and a decrease in other accrued expenses of $5.1 million. The net loss was partially offset by depreciation and amortization of $9.0 million, deferred financing amortization of $2.1 million, a decrease in accounts and notes receivable of $3.5 million, and an increase in deferred revenue and other advances of $4.8 million.

     Net cash provided by investing activities was $5.2 million for 2002. Net cash used for investing activities was $10.6 million for 2001. Net cash provided by investing activities 2002 was primarily a result of the $6.8 million in proceeds received for the sale of the SA Marketing Group assets in May 2002 and from the sale of notes and certain fixed assets, which was partially offset by purchases of fixed assets of $1.5 million. Net cash used in 2001 was due to the acquisition of OCM Direct in June 2001 and purchases of fixed assets.

     Net cash provided by financing activities was $3.8 million and $17.1 million for 2002 and 2001, respectively. The net cash provided by financing activities in 2002 was primarily the result of borrowings of $3.5 million under the Scholar loan, $2.0 million under the Reservoir Capital credit facility, $1.7 million under the OCM loan and net proceeds of $2.7 million from the sale of equity securities in a private placement in May 2002, which were partially offset by the repayment of $5.2 million under the Reservoir Capital credit facility. The net cash provided by financing activities in 2001 was primarily related to net proceeds of

$20.0 million from the sale of equity securities in a private placement in May 2001 and net proceeds from the debt financing consisting of a term loan and a revolving loan from Reservoir Capital.

     In February 2002, our subsidiary, OCM Direct, and its subsidiaries, CarePackages and Collegiate Carpets, entered into a revolving loan agreement (the "OCM loan") with Bank of America providing for a $5.0 million revolving loan, which is secured by all of the assets of OCM Direct and its two subsidiaries. We provided an unsecured guaranty of the obligations of OCM Direct and its subsidiaries to Bank of America. The interest rate under the OCM loan is LIBOR plus 2.5 percent and the original maturity date of the loan was January 31, 2003. On January 24, 2003, the OCM loan was amended to provide that the maturity date of the loan will be April 30, 2003. At December 31, 2002 and March 31, 2003, $1.7 and $3.6 million was outstanding under the OCM loan, respectively. We are currently in discussions with the lender to extend the maturity date and borrowing period of the loan until August 30, 2003.

     On September 30, 2002, we agreed to borrow $3.5 million from Scholar, Inc., an entity formed by Raymond V. Sozzi, Jr., our President and Chief Executive Officer, an affiliate of Atlas II, L.P. and certain other of our stockholders. The loan is referred to as the Scholar loan, has an interest rate of 8% per annum, matures on July 1, 2003 and otherwise has the same terms as the Reservoir Capital credit facility.

     As of December 31, 2002, we had $13.0 million of total indebtedness under the Reservoir Capital credit facility, which is secured by substantially all of our assets and all of the assets of our subsidiaries other than OCM Direct and its subsidiaries. On December 30, 2002, Reservoir Capital agreed to reduce our total indebtedness to them from approximately $15.7 million to $9.5 million in exchange for a guarantee from Mr. John Katzman, a member of our Board of Directors who resigned at the time the amendment was consummated. In exchange for his guarantee, we agreed to pay Mr. Katzman a $1.0 million fee payable at the time of certain loan repayments. In addition, Reservoir Capital agreed to lend us an additional $2.0 million, which was not secured by Mr. Katzman's guarantee. The debt obligations to Reservoir Capital and Mr. Katzman carry an annual interest rate of 12% and required payments, as of December 31, 2002, of $3.5 million on January 31, 2003, $4.0 million on March 31, 2003 and the remaining balance on the July 1, 2003 loan maturity date. Under the terms of the Reservoir Capital credit facility, we are required to make mandatory prepayments of the value of the net proceeds of equity financings and certain agreed upon amounts in the event of certain asset dispositions and are subject to significant restrictions on our ability to obtain additional financing.

     On January 31, 2003, Reservoir Capital agreed to reduce the $3.5 million payment due on January 31, 2003 to $1.5 million. The remaining payment terms of the December 30, 2002 amendment remained unchanged.

     On March 14, 2003, March 31, 2003 and April 14, 2003 we further amended the terms of the credit facility. On March 14, 2003, Reservoir Capital agreed to lend us an additional $0.5 million. On March 31, 2003, Reservoir Capital agreed to lend us an additional $1.5 million and to change the date on which we are required to repay $4.0 million of borrowings under the loan agreement from March 31, 2003 to April 14, 2003. On April 14, 2003, the repayment date for the $4.0 million was again amended to become April 28, 2003.

     We have experienced substantial net losses since our inception and, as of December 31, 2002, had an accumulated deficit of $124.8 million. Such losses and accumulated deficit resulted primarily from significant costs incurred in the development of our products and services and the establishment of our infrastructure. We have also experienced a reduction in revenue and an increase in net losses as a result of the economic downturn, in particular, the downturn in the media and advertising sector, and due to the sale of various assets. During 2002, we continued to reduce our operating costs, in continuation of the restructuring that we announced in October 2001 and plan to further reduce operating costs in 2003. Our cash requirements for debt service, primarily the repayment of debt, and continued operations are substantial and our available resources are not sufficient to fund such obligations, requiring us to obtain additional financing.

     Our available cash resources are not sufficient to meet our repayment obligations under the Reservoir Capital and Scholar loans, which require payments in the aggregate amount of $4.0 million on April 28, 2003, and our OCM loan, which requires payments on April 30, 2003. However, if we are able to restructure or extend our loans for no less than one year, realize an anticipated increase in revenue for the remainder of 2003, proceeds from sales of assets, and cost savings through significant reductions in our net cash loss, we currently anticipate that our available cash resources will be sufficient to meet our anticipated needs for working capital and capital expenditures through April 2004. Our expectations regarding available cash resources through April 2004 are based in part on the renewal and continued availability of the OCM loan (which currently expires on April 30, 2003), proceeds from possible sales of our assets and our ability to further restructure or refinance our debt obligations with Reservoir Capital and Scholar. There can be no assurance that the OCM loan will be available beyond the current maturity date of April 30, 2003 or that we can reduce costs or sell assets. We will require additional financing in order to pay the amounts due under the OCM loan in April 2003, the Reservoir Capital credit facility in April and July of 2003 and the Scholar loan in July 2003. Failure to generate sufficient revenues, reduce certain discretionary spending or obtain additional capital or financing prior to April 28, 2003 because we have been unable to restructure or refinance our debt obligations would have a material adverse effect on our assets, properties, operations, our ability to achieve our intended business objectives and our ability to continue as a going concern. There can be no assurance that new or additional sources of financing will be available or will be available upon terms acceptable to us. To the extent that we finance our requirements through the issuance of additional equity securities, any such issuance would result in dilution to the interests of our stockholders. Furthermore, to the extent that we incur indebtedness in connection with financing activities, we will be subject to all of the risks associated with incurring substantial indebtedness, including the risk that interest rates may fluctuate and cash flow may be insufficient to pay principal and interest on any such indebtedness. These conditions raise substantial doubt about the Company's ability to continue as a going concern and our auditors have reflected this in their audit opinion.

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- amendment of SFAS 123", "SFAS 148". SFAS 148 amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", "SFAS 123" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this statement amends the disclosure requirements for SFAS 123, to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have elected to continue to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", "APB 25", and related interpretations. Accordingly, compensation cost for stock options and restricted stock awards is measured as the excess, if any, of the quoted market price of our stock at the date of the grant over the exercise price an employee must pay to acquire the stock. We have adopted the annual disclosure provisions of SFAS 148 in our financial statements for the year ended December 31, 2002 and will adopt the interim disclosure provisions in our financial statements for the quarter ended March 31, 2003. Since the adoption of SFAS 148 involves disclosure only, we do not expect a material impact on our earnings or on our financial position.

     The requirements of FASB Interpretation No. 45 Guarantor's Accounting and Disclosure Requirements for Guarantees, is effective for financial statements of interim or annual periods after December 15, 2002. The Company does not believe that the adoption of this standard will have an impact on these financial statements.

                 CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

WE HAVE EXPERIENCED LOSSES IN THE PAST AND EXPECT FUTURE LOSSES

     We have not achieved profitability and have incurred significant operating losses to date. We incurred net losses of $28.7, $35.8 and $15.9 million in 2000, 2001 and 2002, respectively. As of December 31, 2002, our accumulated deficit was $124.8 million. We expect to continue to incur significant operating and capital expenditures and, as a result, we will need to generate significant revenue to achieve and maintain profitability. We may also need to further reduce our expenses in order to achieve and maintain profitability. We may not be able to reduce our expenses without affecting our ability to generate revenues, consummate transactions or achieve and sustain profitability. We cannot assure you that we will achieve sufficient revenue for profitability. We have experienced a reduction in revenue and continued net losses in connection with the economic downturn and, in particular, the downturn in the media and advertising sector and due to the sales of various assets. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. If revenue grows more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially and adversely affected.

WE HAVE INCURRED A SUBSTANTIAL AMOUNT OF DEBT AND NEED ADDITIONAL CAPITAL, AND THE FUTURE FUNDING OF OUR CAPITAL NEEDS IS UNCERTAIN

     We require substantial working capital to fund our business and service our outstanding debt obligations. Our available cash resources are not sufficient to meet our repayment obligations under our existing loans. As of March 31, 2003, we had $20.7 million of total indebtedness, consisting of $13.3 million in principal borrowings and interest under the Reservoir Capital credit facility, $3.6 million in principal borrowings and interest under the Scholar loan and $3.6 million in principal borrowings and interest under the OCM loan. We are required to make a payment under the Reservoir Capital credit facility of $4.0 million on April 28, 2003 and to pay the entire outstanding balance on July 1, 2003. We are required to pay the entire outstanding balance of the OCM loan on April 30, 2003. We are required to pay the entire outstanding balance of the Scholar loan on July 1, 2003.

     Our ability to continue as a going concern is dependent on our ability to defer repayment of amounts owed to our lenders, to realize proceeds from asset sales, to make required payments on our loans in a timely manner and to fund our operations until we can generate sufficient revenue to sustain our operations. If we are not able to do so, our business will be materially adversely affected and we may not be able to continue as a going concern.

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

     Based on our current expectations, we will be required to raise additional financing and sell additional assets in order to repay our outstanding indebtedness as it comes due beginning on April 28, 2003 and we cannot assure you that we will be able to do so. Our loan agreement with Reservoir Capital imposes significant restrictions on our ability to raise funds through the sale of equity, make investments and acquisitions, restructure our operations, obtain other financing and realize proceeds from sales of assets or equity financings. In addition, funds raised through the issuance of equity securities or securities convertible into stock may have negative effects on our stockholders, such as a dilution in percentage of ownership in Student Advantage, and the rights, preferences or privileges of the new security holders may be senior to those of the common stockholders.

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

     Our ability to repay or to refinance our obligations with respect to our indebtedness will depend on our future financial and operating performance, which, in turn, may be subject to prevailing economic and competitive conditions and other factors, many of which are beyond our control. We have experienced a reduction in revenue and increase in net losses as a result of the economic downturn and, in particular, the downturn in the media and advertising sector. Our ability to meet our debt service and other obligations and our ability to re-borrow under revolving credit facilities may depend in significant part on the extent to which we can successfully implement our business and growth strategy. There can be no assurance that we will be able to successfully implement our strategy or that the anticipated results of our strategy will be realized. These conditions raise substantial doubt about the Company's ability to continue as a going concern and our auditors have reflected this in their audit opinion.

OUR INDEPENDENT AUDITORS HAVE EXPRESSED A GOING CONCERN MODIFICATION IN THEIR AUDIT REPORT.

     The report of Ernst & Young LLP, our current independent auditors, with respect to our financial statements and the related notes for the year ended December 31, 2002, indicates that, at the date of their report, we had suffered recurring losses from operations and that our current cash position raised substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from this uncertainty.

OUR COMMON STOCK HAS BEEN DELISTED FROM THE NASDAQ NATIONAL MARKET.

     On February 12, 2003, we received notification from the Nasdaq Listing Qualifications Panel stating that the Panel determined to delist our common stock from The Nasdaq National Market. The Panel based its decision on our inability to meet the requirements for continued listing on the Nasdaq National Market or the Nasdaq SmallCap Market. Our common stock commenced trading on the OTC Bulletin Board on February 13, 2003.

     The delisting could result in a number of negative implications, including reduced liquidity in our common stock as a result of the loss of market efficiencies associated with the Nasdaq National Market as well as the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest, fewer business development opportunities and greater difficulty in obtaining financing.

     In addition, the delisting may make it more difficult for an investor to dispose of, or obtain accurate quotations as to the market value of our stock. This delisting may negatively impact the value of our stock as stocks trading on the over-the-counter market are typically less liquid and trade with larger variations between the bid and ask price. In addition, there are additional sales practice requirements on broker-dealers who sell such securities, such as determining the suitability of the purchaser and receiving the purchaser's written consent to the transaction prior to sale. While the trading price of our stock is below $5.00 per share, trading in the common stock is also subject to certain other securities laws requirements, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a "penny stock," such as delivery of a disclosure schedule explaining the penny stock market and the risks associated with it. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our stock, which could severely limit the market price and liquidity of our stock.

GENERAL MARKET CONDITIONS COULD ADVERSELY AFFECT OUR BUSINESS.

     We believe that general economic conditions and the financial difficulties that many companies have experienced have caused a slowdown in consumer and business spending and in companies' budgets for marketing services and have reduced the perceived urgency by companies to begin or to continue marketing initiatives. In addition, recent acts of terrorism and subsequent geopolitical uncertainties have materially and adversely affected travel and tourism spending, and as a result our revenues for student-related travel services have been adversely affected. As a result, our current customers may cancel or delay spending on marketing and other initiatives and there may be a decrease in demand for our services from potential customers. If companies continue to delay or reduce their marketing initiatives because of the current economic climate, or for other reasons, our business, financial condition and results of operations could be materially adversely affected. Moreover, the current market conditions have decreased the demand for online advertising, and have put downward pressure on the cost per thousand impressions which we can charge for such advertising and have increased the likelihood that, despite our best efforts and written agreements supporting such efforts, certain of our customers may be unable to pay for such advertising services we have provided to them.

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

     In November 2002, we were named as a defendant in a lawsuit filed against us and General Motors by Richard M. Kipperman, Liquidating Trustee of the bankruptcy estate of CollegeClub.com, Inc., Campus24, Inc. and CollegeStudent.com, Inc., in the U.S. Bankruptcy Court for the Southern District of California. The suit seeks damages of $2.25 million and interest and costs relating to payments received by us under an agreement with General Motors that we acquired from CollegeClub.com. The trustee alleges that the payments were earned by CollegeClub.com prior to our acquisition of the agreement and were not sold to us as part of the agreement. We believe that the trustee's allegations are factually incorrect and are inconsistent with the terms of the acquisition agreement with CollegeClub.com and intend to defend the matter vigorously. If, however, we are found to have significant liability to the liquidating trustee or incur significant costs in connection with the litigation, our financial condition and liquidity would suffer significant harm.

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

WE MAY NOT SUCCESSFULLY IMPLEMENT OUR BUSINESS STRATEGY

     In order to successfully implement our business strategy, we must:

     - maintain our network of university-endorsed relationships as our primary access point to students, their parents and alumni for delivery of our Membership Program, and OCM Direct products and services, and our online Official College Sports Network website,

     - maintain our network of corporate sponsors,

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

     We are dependent on maintaining college and university relationships to market and sell our products and services. Our ability to maintain these alliances and relationships and to develop new alliances and relationships is critical to our ability to maintain our members, our direct mail customers, our remaining SA Cash university partners and our Official College Sports Network university partners. A failure to acquire or maintain alliances and relationships with colleges and universities could have a material adverse effect on our business. We are also dependent upon our sponsors, both national and local, to provide our members and SA Cash participants with discounts on their products and services. However, our agreements with a number of our sponsors preclude us from entering into similar arrangements with their competitors. This restriction may prevent us in some cases from offering attractive additional discounts to our members. We may encounter difficulties in establishing or maintaining our network of web sites. Several companies that provide content to our web sites have discontinued operations or filed for bankruptcy protection. We may be forced to procure services from other suppliers, and cannot assure you that we will be able to do so in a timely and cost-effective manner, and may be required to alter certain of our offerings to reflect such events. In addition, our members and customers may perceive our web sites to be lacking certain content or attributes due to the failure of certain business partners. Finally, we cannot guarantee that Internet users will maintain interest in our network of websites. A decline in membership or usage of our network of websites would decrease revenue.

OUR ABILITY TO GENERATE SIGNIFICANT REVENUES AND PROFITS FROM CERTAIN ESTABLISHED AND NEW PRODUCTS AND SERVICES IS UNCERTAIN

     Our business model depends, in part, on increasing the amount of revenues and profits derived from certain established and new products and services. Our ability to generate significant revenues and profits from these products and services will depend, in part, on the implementation of our strategy to generate significant transaction commerce and user traffic. Our strategy includes using our membership card to achieve a significant presence in university and college communities, and to develop and expand on sponsor relationships to include revenue sharing agreements based on transaction volume. During the second quarter of 2001, AT&T completed its obligation to purchase Student Advantage memberships in bulk. In prior periods, the majority of student memberships were obtained through AT&T or other corporate partners' promotional offers of Student Advantage memberships. These promotional offers typically included a free one-year membership in the Student Advantage Membership Program. Our corporate partners purchased Student Advantage memberships in bulk to fulfill these promotional offers. We have focused our efforts to change the marketing model for the sale of memberships from a primarily bulk sale model to a more balanced model which includes the sale of memberships to both corporate partners in bulk and direct sales to individuals. We continue to sell memberships under this new model through our corporate partners, the Student Advantage network of websites, our direct mail marketing business and other related marketing channels. We have experienced and anticipate continuing to experience a decline in the overall number of memberships sold through bulk sale arrangements, although this decline has been partially offset by an increase in the number of individual memberships sold at a higher per unit price. The inability to successfully develop this marketing model or the related sales channels could have a materially adverse effect on the business and our ability to attract and retain corporate partners. It is difficult for us to project future levels of subscription, transaction-related and advertising revenues and profits.

A LIMITED NUMBER OF CUSTOMERS HAVE HISTORICALLY ACCOUNTED FOR A SIGNIFICANT PERCENTAGE OF OUR TOTAL REVENUES

     In the past, a limited number of customers have accounted for a significant percentage of our total revenues. In 2002, there was no single customer that accounted for more than 10% of total revenue. In 2001, three customers, in the aggregate, accounted for approximately 23% of our total revenue. While we anticipate that revenue from this limited number of customers will decline as a percentage of total revenues, a limited number of customers may account for a significant percentage of total revenues in the future, and we believe that we must continue to acquire additional customers to be successful. The loss of any one of these customers, or a material decrease in the services provided to these customers, could have a materially adverse effect on our business. In addition, many of our customers have slowed their payment cycles and the non-payment or late payment of amounts due from customers could have a material adverse effect on our business, financial condition and results of operations.

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

     Our remaining SA Cash offerings involve an industry potentially subject to government regulation. In the future, we might be subjected to federal or state banking laws or regulations. If we are deemed to be in violation of any current or future regulations, we could be exposed to financial liability or forced to change our business practices or offerings. As a result, we could face significant legal fees, delays in extending our product offerings, a curtailing of current or contemplated offerings and damage to our reputation that could adversely affect our financial results. One or more governmental agencies that regulate or monitor banks or other types of providers of electronic commerce services, including the Office of the Comptroller of the Currency and the Federal Reserve Board, may conclude that, under its statutes and licensing requirements, we are engaged in an unauthorized banking business. In that event, we might be subject to monetary penalties and adverse publicity and might be required to cease doing business with residents of those states. A number of states have enacted legislation regulating check sellers, money transmitters or service providers as banks. This uncertainty regarding the scope and application of these regulations has slowed our ability to market our offerings. Such liability or changes could have a material adverse effect on our business, results of operations and financial condition. Even if we are not forced to change our business practices, we could be required to obtain licenses or regulatory approvals that could cause us to incur substantial costs.

OUR BUSINESS IS SUBJECT TO SEASONAL FLUCTUATIONS, WHICH MAY AFFECT OUR REVENUES AND OPERATING RESULTS

     We tend to sell most of our memberships in the beginning of each academic term. All of these memberships expire on July 31st of each year. Because the aggregate number of memberships within a school year increases as new members are added and because we recognize revenue from memberships ratably over the period from the time of subscription until the end of our membership year, our subscription revenue will typically be higher in the first and second quarters than in the fourth quarter of each fiscal year. It is difficult to determine how the third quarter will typically compare, since it includes two calendar months from the end of a membership year and the first month of the subsequent membership year. In addition, a significant portion of the direct mail business revenue is recognized during the third quarter. The revenue on these sales is generally recognized when the products are shipped to our customers. These seasonal factors could have a material adverse effect on our business, financial condition and results of operations.

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

     Competition for online users and advertisers is intense and is expected to increase over time as barriers to entry are relatively low. We compete for visitors, traffic, sponsors and online merchants with web directories, search engines, content sites, online service providers and traditional media companies. We also face competition from other companies maintaining websites dedicated to college students as well as high-traffic websites sponsored by companies such as AOL Time Warner, CBS, Disney, Terra Lycos, Microsoft, MTV and Yahoo!.

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

     In May 2002, we sold the assets of our SA Marketing Group to Triple Dot, Inc., a subsidiary of Alloy, Inc. In connection with the sale, we agreed not to compete with Alloy in certain events and promotions businesses until November 2005. In January 2003, we sold the majority of out assets relating to our SA Cash business to Blackboard, Inc. In the connection with the SA Cash sale, we agreed not to compete with Blackboard in the SA Cash business other than in connection with schools operating on the Diebold payments platform until January 2010. This restriction on our ability to compete may prevent us from taking advantage of available business opportunities in the future, which could hinder our ability to gain new corporate sponsors, build the Student Advantage brand and increase the number of members in our Membership Program.

WE MAY UNDERTAKE ADDITIONAL ACQUISITIONS OR DIVESTITURES THAT MAY LIMIT OUR ABILITY TO MANAGE AND MAINTAIN OUR BUSINESS AND MAY BE DIFFICULT TO INTEGRATE INTO OUR BUSINESS

     From January 1, 1999 to date, we acquired fifteen businesses and, since January 1, 2000, have sold five others. In the future, we may undertake additional acquisitions and sales of certain businesses or operations. These transactions involve a number of risks, including:

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

WE MUST MANAGE OUR GROWTH AND CONSOLIDATION SUCCESSFULLY, INCLUDING THE INTEGRATION OF ACQUIRED COMPANIES, IN ORDER TO ACHIEVE OUR DESIRED RESULTS

     In previous years we experienced dramatic growth in personnel and expect to continue to hire additional personnel in selected areas. We reduced our workforce in 2001 and 2002 to decrease our costs and create greater operational efficiency. Ongoing growth and consolidation requires significant time and resource commitments. Further, as a result in part of our acquisitions, approximately 76% of our employees are based outside of our Boston headquarters. If we are unable to effectively manage a large and geographically dispersed group of employees, anticipate our future growth or manage our consolidations effectively, our business will be adversely affected.

OUR MANAGEMENT TEAM HAS LIMITED EXPERIENCE IN RUNNING A PUBLIC COMPANY

     Our management team has had limited significant experience in a leadership role in a public company. We have recently experienced losses in or changes in our management team, including in IT, HR, marketing and finance and our chief operating officer. We cannot assure you that the management team as currently configured will be able to continue to successfully lead a public company. The failure of the management team to continue to adequately handle this challenge could have a material adverse effect on our business.

WE MUST ATTRACT AND RETAIN KEY MANAGEMENT AND OTHER HIGHLY QUALIFIED PERSONNEL IN A COMPETITIVE LABOR MARKET

     Our success depends largely upon the continued service of our executive officers, including Raymond V. Sozzi, Jr., our President and Chief Executive Officer, and other key management and technical personnel, and our ability to continue to attract, retain and motivate other qualified personnel. We have recently experienced losses in or changes in our IT, HR, marketing and finance executives and in our chief operating officer. Competition for such personnel is high. We have experienced, and we expect to continue to experience in the future, difficulty in hiring highly skilled employees with the appropriate qualifications. Furthermore, our business is labor intensive. If our ability to assemble a qualified work force were impaired, or if we do not succeed in attracting new personnel and retaining and motivating our current personnel, our business could be adversely affected.

OUR SYSTEMS MAY FAIL OR EXPERIENCE A SLOWDOWN

     Substantially all of our communications hardware and certain of our other computer hardware operations are located at third-party locations such as Navisite, Inc. in Andover, Massachusetts and Cable & Wireless in Irvine, California. Fire, floods, earthquakes, power loss (whether through brown-outs or the like) or distribution issues, telecommunications failures, break-ins, acts of terrorism, and similar events could damage these systems. Computer viruses, electronic break-ins or other similar disruptive problems could also adversely affect our websites. Our business could be adversely affected if our systems were affected by any of these occurrences. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems. We do not presently have any secondary "off-site" systems or a formal disaster recovery plan. Our network of websites must accommodate a high volume of traffic and deliver frequently updated information. Our websites have in the past and may in the future experience slower response times or decreased traffic for a variety of reasons. These types of occurrences could cause users to perceive our websites as not functioning properly and therefore cause them to use another website or other methods to obtain information. In addition, our users depend on Internet service providers, online service providers and other website operators for access to our network of websites. Many of them have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems.

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

WE MAY LOSE MEMBERS AND OUR REPUTATION MAY SUFFER BECAUSE OF UNSOLICITED BULK EMAIL OR SPAM

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

CERTAIN CURRENT STOCKHOLDERS OWN A LARGE PERCENTAGE OF OUR VOTING STOCK

     As of March 31, 2003, our executive officers, directors and affiliated entities, together own approximately 49% of our outstanding common stock. Therefore, these stockholders are able to significantly influence all matters requiring stockholder approval and, thereby, our management and affairs. Matters that typically require stockholder approval include: election of directors, merger or consolidation, and sale of substantially all of our assets. This concentration of ownership may delay, deter or prevent acts that would result in a change of control, which in turn could reduce the market price of our common stock.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not believe that it has any material market risk exposure with respect to derivative or other financial instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----
Reports of Independent Auditors and Independent Public
  Accountants...............................................    37
Consolidated Balance Sheets as of December 31, 2001 and
  2002......................................................    40
Consolidated Statement of Operations for the years ended
  December 31, 2000, 2001 and 2002..........................    41
Consolidated Statement of Changes in Stockholders' Equity
  (Deficit) for the years ended December 31, 2000, 2001 and
  2002......................................................    42
Consolidated Statement of Cash Flows for the years ended
  December 31, 2000, 2001 and 2002..........................    43
Notes to Consolidated Financial Statements..................    46

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Student Advantage, Inc:

     We have audited the accompanying consolidated balance sheet of Student Advantage, Inc. as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of and for the year ended December 31, 2001 were audited by other auditors who have ceased operations and whose report dated March 29, 2002, expressed an unqualified opinion on those statements. The financial statements of the Company as of and for the year ended December 31, 2000 were audited by other auditors whose report dated February 7, 2001, expressed an unqualified opinion on those statements.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     As discussed above, the financial statements of Student Advantage, Inc. as of December 31, 2001 and for the year then ended were audited by other auditors who have ceased operations. As described in Note 1, in 2002 the Company's Board of Directors approved a one-for-ten reverse stock split, and all references to number of shares and per share information in the financial statements have been adjusted to reflect the reverse stock split on a retroactive basis. We audited the adjustments that were applied to restate the number of shares and per share information reflected in the 2001 financial statements. Our procedures included
(a) agreeing the authorization for the one-for-ten reverse stock split to the Company's underlying records obtained from management, and (b) testing the mathematical accuracy of the restated number of shares, basic and diluted earnings per share (and other applicable disclosures such as stock options). In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

     As discussed above, the financial statements of Student Advantage, Inc. as of December 31, 2001 and for the year then ended were audited by other auditors who have ceased operations. As described in Note 2, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards (Statement) No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. Our audit procedures regarding the disclosures in Note 2 with respect to 2001 included (a) agreeing the previously reported net loss to the previously issued financial statements and the adjustments to reported net loss representing amortization expense (including any related tax effects) recognized in those periods relating to goodwill, intangible assets that are no longer being amortized, deferred credits related to an excess over cost, equity method goodwill, and changes in amortization periods for intangible assets that will continue to be amortized as a result of initially applying Statement No. 142 (including any related tax effects) to the Company's underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net loss to reported net loss, and related loss-per-share amounts. In our opinion, the disclosures for 2001 in Note 2 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Student Advantage, Inc. at December 31, 2002, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

     The accompanying financial statements have been prepared assuming that Student Advantage, Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred significant operating losses and has a working capital deficiency. In addition, the Company may not be able to meet its 2003 debt payment obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                                           /s/ Ernst & Young LLP

Boston, Massachusetts
March 31, 2003
Except as to the matter discussed in Note 6
as to which the date is April 14, 2003

THE FOLLOWING REPORT OF ARTHUR ANDERSEN LLP (ANDERSEN) IS A COPY OF THE REPORT PREVIOUSLY ISSUED BY ANDERSEN ON MARCH 27, 2002. THE REPORT OF ANDERSEN IS INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K PURSUANT TO RULE 2-02(E) OF REGULATION S-X. AFTER REASONABLE EFFORTS THE COMPANY HAS NOT BEEN ABLE TO OBTAIN A REISSUED REPORT FROM ANDERSEN. ANDERSEN HAS NOT CONSENTED TO THE INCLUSION OF ITS REPORT IN THIS ANNUAL REPORT ON FORM 10-K. BECAUSE ANDERSEN HAS NOT CONSENTED TO THE INCLUSION OF ITS REPORT IN THIS ANNUAL REPORT, IT MAY BE DIFFICULT TO SEEK REMEDIES AGAINST ANDERSEN AND THE ABILITY TO SEEK RELIEF AGAINST ANDERSEN MAY BE IMPAIRED.

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

                                          /s/ Arthur Andersen LLP
Boston, Massachusetts
March 29, 2002

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Student Advantage, Inc.

     In our opinion, the consolidated statements of operations, of changes in stockholders equity (deficit) and of cash flows present fairly, in all material respects, the results of operations and cash flows of Student Advantage, Inc. and its subsidiaries for the year December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     As discussed in Note 2, the accompanying consolidated financial statements for the year ended December 31, 2000 have been restated to reflect the application of the equity method of accounting for the Company's investment in Edu.com, Inc.

                                          /s/ PricewaterhouseCoopers, LLP

Portland, Maine
February 7, 2001
Except as to the restatement described in Note 2, as to which the date is May 10, 2001

                            STUDENT ADVANTAGE, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2001        2002
                                                              ---------   ---------
                                      ASSETS
Current assets
  Cash and cash equivalents.................................  $   5,093   $   2,758
  Restricted cash...........................................        667         515
  Accounts receivable (net of reserves of $737 and $268 at
    December 31, 2001 and 2002, respectively)...............      6,163       2,948
  Inventory.................................................      1,863       1,424
  Prepaid expenses..........................................      1,835       1,991
  Other current assets......................................      1,274         557
                                                              ---------   ---------
    Total current assets....................................     16,895      10,193
  Notes receivable..........................................      4,378       4,156
  Property and equipment, net...............................     12,033       5,345
  Goodwill..................................................     18,784      16,843
  Intangible and other assets, net..........................      6,041       1,952
                                                              ---------   ---------
    Total assets............................................  $  58,131   $  38,489
                                                              =========   =========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes payable...............................................  $      --   $  12,500
Related party note payable..................................         --       3,500
Borrowings under revolving line of credit...................      2,500       1,670
Accounts payable............................................      5,196       5,270
Accrued compensation........................................      2,517       1,355
Other accrued expenses......................................     11,056       5,870
Deferred revenue and other advances.........................      3,521       8,280
Current obligation under capital lease......................      1,368         102
                                                              ---------   ---------
    Total current liabilities...............................     26,158      38,547
                                                              ---------   ---------
Deferred gain...............................................        534         534
Other accrued expenses......................................      4,188         153
Warrants payable............................................      1,996          --
Borrowings under revolving line of credit...................      2,500          --
Notes payable...............................................     10,200          --
Long-term obligation under capital lease....................        764         108
                                                              ---------   ---------
    Total long-term obligations.............................     20,182         795
                                                              ---------   ---------
    Total liabilities.......................................     46,340      39,342
                                                              ---------   ---------
Stockholders' equity (deficit)
Preferred stock, $0.01 par value, 5,000,000 shares
  authorized, no shares issued and outstanding..............         --          --
Common stock, $0.01 par value; 150,000,000 shares
  authorized; issued and outstanding:
  4,753,125 and 5,362,607 at December 31, 2001 and 2002,
    respectively............................................        476         536
  Additional paid-in capital................................    120,298     123,475
  Accumulated deficit.......................................   (108,884)   (124,814)
  Notes receivable from stockholders........................        (50)        (50)
  Deferred compensation.....................................        (49)         --
                                                              ---------   ---------
    Total stockholders' equity (deficit)....................     11,791        (853)
                                                              ---------   ---------
    Total liabilities and stockholders' equity (deficit)....  $  58,131   $  38,489
                                                              =========   =========

---------------

* All share and per share items have been adjusted to reflect the one-for-ten reverse split of the common stock effected on June 28, 2002

   The accompanying notes are an integral part of these consolidated financial statements.

                            STUDENT ADVANTAGE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                 2000        2001       2002
                                                              ----------   --------   --------
                                                              (RESTATED)
Revenue
  Student services..........................................   $ 28,099    $ 51,580   $ 52,754
  Corporate and university solutions........................     19,915      13,783      4,524
                                                               --------    --------   --------
     Total revenue..........................................     48,014      65,363     57,278
                                                               --------    --------   --------
Costs and expenses
  Cost of student services revenue..........................     10,263      16,403     20,825
  Cost of corporate and university solutions revenue........      9,929       7,070      2,147
  Product development.......................................     18,377      17,199      7,746
  Sales and marketing.......................................     17,880      27,601     27,158
  General and administrative................................     11,196      11,252     11,826
  Depreciation and amortization.............................      6,382      13,946      9,005
  Interest (income) expense.................................     (1,434)      1,676      3,940
  Impairment of long-lived assets...........................         --       1,916        242
  Restructuring charges.....................................         --       4,894         --
                                                               --------    --------   --------
     Total costs and expenses...............................     72,593     101,957     82,889
                                                               --------    --------   --------
Operating loss..............................................    (24,579)    (36,594)   (25,611)
Non-operating income (expense)
Equity interest in Edu.com net loss.........................     (3,776)       (495)        --
Realized gain on restructured debt..........................         --          --      2,937
Realized gain on sale of assets.............................         --       1,508      6,805
Realized loss on write-off of investment....................       (367)         --         --
                                                               --------    --------   --------
Loss before income taxes....................................    (28,722)    (35,581)   (15,869)
Provision for income tax....................................         --        (207)       (61)
                                                               --------    --------   --------
Net loss....................................................   $(28,722)   $(35,788)  $(15,930)
                                                               ========    ========   ========
Basic and diluted net loss per share........................   $  (7.86)   $  (8.04)  $  (3.10)
                                                               ========    ========   ========
Shares used in computing basic and diluted net loss per
  share.....................................................      3,655       4,454      5,145
                                                               ========    ========   ========

---------------

* All share and per share items have been adjusted to reflect the one-for-ten reverse split of the common stock effected on June 28, 2002

  The accompanying notes are an integral part of these consolidated financial statements.

                            STUDENT ADVANTAGE, INC.

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                               NOTES
                                               COMMON STOCK      ADDITIONAL                  RECEIVABLE
                                            ------------------    PAID-IN     ACCUMULATED       FROM       TREASURY     DEFERRED
                                             SHARES     AMOUNT    CAPITAL       DEFICIT     STOCKHOLDERS    STOCK     COMPENSATION
                                            ---------   ------   ----------   -----------   ------------   --------   ------------
Balance December 31, 1999.................  3,543,540    $354     $ 87,690     $ (44,374)       $(79)         $--       $(2,213)
                                            ---------    ----     --------     ---------        ----          --        -------
Exercise of common stock options..........     38,997       4          168            --          --          --             --
Sale of common stock under employee stock
  purchase plan...........................     14,564       2          412            --          --          --             --
Issuance of common stock in connection
  with the acquisitions of ScholarAid and
  College411..............................     32,548       3        1,712            --          --          --             --
Issuance of common stock and warrants to
  At Home Corporation and John Hancock
  Small Cap Value Fund....................    200,000      20        9,945            --          --          --             --
Issuance of common stock in connection
  with the acquisition of CollegeClub.....    132,475      13        4,808            --          --          --             --
Deferred compensation related to
  cancellation of stock options for
  terminated employees....................         --      --         (677)           --          --          --            677
Compensation relating to grants of stock
  options.................................         --      --           --            --          --          --            771
Repayment of stock subscription...........         --      --           --            --          29          --             --
Net loss..................................         --      --           --       (28,722)         --          --             --
                                            ---------    ----     --------     ---------        ----          --        -------
Balance December 31, 2000.................  3,962,124    $396      104,058     $ (73,096)       $(50)         $--       $  (765)
                                            ---------    ----     --------     ---------        ----          --        -------
Exercise of common stock options..........     11,823       1           71            --          --          --             --
Sale of common stock under employee stock
  purchase plan...........................     16,845       3          266            --          --          --             --
Issuance of common stock and warrants in
  connection with the acquisition of
  Edu.com.................................      9,000       1        1,163            --          --          --             --
Issuance of common stock in connection
  with the Greylock, Jennison & Stark
  PIPES financing, net of financing
  fees....................................    500,000      50        9,750            --          --          --             --
Issuance of common stock in connection
  with the acquisition of OCM.............    243,333      24        5,086            --          --          --             --
Issuance of common stock in connection
  with the acquisition of CarePackages....     10,000       1           81            --          --          --             --
Deferred compensation related to
  cancellation of stock options for
  terminated employees....................         --      --         (177)           --          --          --            177
Compensation relating to grants of stock
  options.................................         --      --           --            --          --          --            539
Net loss..................................         --      --           --       (35,788)         --          --             --
                                            ---------    ----     --------     ---------        ----          --        -------
Balance December 31, 2001.................  4,753,125    $476     $120,298     $(108,884)       $(50)         $--       $   (49)
                                            ---------    ----     --------     ---------        ----          --        -------
Exercise of common stock options..........      3,315       1           13            --          --          --             --
Issuance of common stock in connection
  with the OCM earn out...................    200,000      20          420            --          --          --             --
Sale of common stock under employee stock
  purchase plan...........................     46,167       3           55            --          --          --             --
Issuance of common stock in connection
  with private placement..................    360,000      36        2,689            --          --          --             --
Compensation relating to grants of stock
  options.................................         --      --           --            --          --          --             49
Net loss..................................         --      --           --       (15,930)         --          --             --
                                            ---------    ----     --------     ---------        ----          --        -------
Balance December 31, 2002.................  5,362,607    $536     $123,475     $(124,814)       $(50)         $--       $    --
                                            =========    ====     ========     =========        ====          ==        =======

                                                TOTAL
                                            STOCKHOLDERS'
                                               EQUITY
                                              (DEFICIT)
                                            -------------
Balance December 31, 1999.................    $ 41,378
                                              --------
Exercise of common stock options..........         172
Sale of common stock under employee stock
  purchase plan...........................         414
Issuance of common stock in connection
  with the acquisitions of ScholarAid and
  College411..............................       1,715
Issuance of common stock and warrants to
  At Home Corporation and John Hancock
  Small Cap Value Fund....................       9,965
Issuance of common stock in connection
  with the acquisition of CollegeClub.....       4,821
Deferred compensation related to
  cancellation of stock options for
  terminated employees....................          --
Compensation relating to grants of stock
  options.................................         771
Repayment of stock subscription...........          29
Net loss..................................     (28,722)
                                              --------
Balance December 31, 2000.................    $ 30,543
                                              --------
Exercise of common stock options..........          72
Sale of common stock under employee stock
  purchase plan...........................         269
Issuance of common stock and warrants in
  connection with the acquisition of
  Edu.com.................................       1,164
Issuance of common stock in connection
  with the Greylock, Jennison & Stark
  PIPES financing, net of financing
  fees....................................       9,800
Issuance of common stock in connection
  with the acquisition of OCM.............       5,110
Issuance of common stock in connection
  with the acquisition of CarePackages....          82
Deferred compensation related to
  cancellation of stock options for
  terminated employees....................          --
Compensation relating to grants of stock
  options.................................         539
Net loss..................................     (35,788)
                                              --------
Balance December 31, 2001.................    $ 11,791
                                              --------
Exercise of common stock options..........          14
Issuance of common stock in connection
  with the OCM earn out...................         440
Sale of common stock under employee stock
  purchase plan...........................          58
Issuance of common stock in connection
  with private placement..................       2,725
Compensation relating to grants of stock
  options.................................          49
Net loss..................................     (15,930)
                                              --------
Balance December 31, 2002.................    $   (853)
                                              ========

---------------

* All share and per share items have been adjusted to reflect the one-for-ten reverse split of the common stock effected on June 28, 2002
   The accompanying notes are an integral part of these consolidated financial statements.

                             STUDENT ADVANTAGE, INC

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                 2000        2001       2002
                                                              ----------   --------   --------
                                                              (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................   $(28,722)   $(35,788)  $(15,930)
  Adjustments to reconcile net loss to net cash used for
    operating activities:
    Depreciation............................................      2,925       6,666      6,660
    Amortization of intangible assets.......................      3,457       7,280      2,349
    Net gain on forgiveness of debt.........................         --          --     (2,974)
    Net gain on sale of assets..............................         --          --     (6,532)
    Deferred financing amortization.........................         --          --      2,147
    Impairment of long term assets..........................         --       1,916        242
    Restructuring charge, net...............................         --       3,272         --
    Equity interest in Edu.com net loss.....................      3,776         495         --
    Reserve for allowances and bad debts....................        487         655       (127)
    Compensation expense relating to issuance of equity.....        771         539         49
    Issuance of stock in exchange for services..............         --          15         --
    Exchange of notes receivable for assets sold............         --        (480)        --
    Amortization of marketing expense associated with common
      stock warrant.........................................        888         888         --
    Realized loss on write-off of investment................        367          --         --
    Changes in current assets and liabilities, net of
      effects of acquisitions:
      Accounts and notes receivable.........................     (1,904)     (2,372)     3,534
      Prepaid expenses, other current assets................      1,512       1,339        166
      Inventory.............................................         --       3,134        439
      Accounts payable......................................        128      (2,874)        74
      Accrued compensation..................................      1,299        (247)    (1,162)
      Other accrued expenses................................      2,768        (153)    (5,057)
      Long-term accrued expenses............................         --       2,335         --
      Deferred gain on sale of Voice FX.....................         --        (534)        --
      Deferred revenue and other advances...................     (5,811)       (239)     4,759
                                                               --------    --------   --------
      Net cash used in operating activities.................    (18,059)    (14,153)   (11,363)
                                                               --------    --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixed assets.................................     (3,098)     (3,666)    (1,530)
  Acquisitions of businesses for cash and common stock......    (10,992)     (9,361)        --
  Purchases of marketable securities........................     (8,813)         --         --
  Proceeds from sale of marketable securities...............     29,359          --         --
  Purchase of investment....................................     (1,368)         --         --
  Proceeds from sale of Voice FX............................         --         338         --
  Proceeds from sale of eStudentLoan........................         --       2,077         --
  Proceeds from sale of assets..............................         --          --      6,770
                                                               --------    --------   --------
      Net cash provided by (used in) investing activities...      5,088     (10,612)     5,240
                                                               --------    --------   --------

  The accompanying notes are an integral part of these consolidated financial statements.

                             STUDENT ADVANTAGE, INC

                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                 2000        2001       2002
                                                              ----------   --------   --------
                                                              (RESTATED)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in restricted cash....................   $     --    $   (667)  $    152
  Proceeds from sale of preferred and common stock, net of
    issuance costs..........................................      9,965       9,800      2,725
  Repayment of note from stockholder........................         29          --         --
  Proceeds from exercise of common stock options, warrants
    and employee stock purchase plan........................        586         341         71
  Repayment of capital lease obligations....................       (217)     (1,489)    (1,130)
  Proceeds of revolving line of credit, net.................         --          11      1,670
  Proceeds from related party note payable..................         --          --      3,500
  Repayment of note payable.................................         --      (1,100)    (7,700)
  Proceeds of notes payable.................................         --      10,200      4,500
                                                               --------    --------   --------
      Net cash provided by financing activities.............     10,363      17,096      3,788
                                                               --------    --------   --------
Net decrease in cash and cash equivalents...................     (2,608)     (7,669)    (2,335)
Cash and cash equivalents, beginning of period..............     15,370      12,762      5,093
                                                               --------    --------   --------
Cash and cash equivalents, end of period....................   $ 12,762    $  5,093   $  2,758
                                                               ========    ========   ========
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for interest....................   $      5    $    315   $  1,204
                                                               ========    ========   ========
  Cash paid during the year for taxes.......................   $     --    $     --   $    159
                                                               ========    ========   ========
Supplemental Disclosure of Noncash Activities:
  Issuance of warrants to purchase common stock.............   $  2,100    $  6,000   $     --
                                                               ========    ========   ========
  During 1999, the Company acquired businesses as follows:
  Fair value of intangible and tangible assets and goodwill
    acquired................................................   $     --    $     --   $     --
  Common stock, common stock options and warrants issued....         --          --         --
  Cash paid.................................................         --          --         --
                                                               --------    --------   --------
  Liabilities assumed.......................................   $     --    $     --   $     --
                                                               ========    ========   ========
  During 2000, the Company acquired businesses as follows:
  Fair value of intangible and tangible assets and goodwill
    acquired................................................   $ 21,292    $     --   $     --
  Common stock, common stock options and warrants issued....     (6,536)         --         --
  Cash paid.................................................    (11,004)         --         --
                                                               --------    --------   --------
  Liabilities assumed.......................................   $  3,752    $     --   $     --
                                                               ========    ========   ========
  During 2001, the Company acquired businesses as follows:
  Fair value of intangible and tangible assets and goodwill
    acquired................................................   $     --    $ 30,744   $     --
  Common stock, common stock options and warrants issued....         --      (6,331)        --
  Cancellation of debt......................................         --      (1,000)        --
  Decrease in prior investment..............................         --      (3,200)        --
  Cash paid.................................................         --      (9,198)        --
                                                               --------    --------   --------
  Liabilities assumed.......................................   $     --    $ 11,015   $     --
                                                               ========    ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             STUDENT ADVANTAGE, INC

                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                 2000        2001       2002
                                                              ----------   --------   --------
                                                              (RESTATED)
  During 2001, the Company disposed of product lines as
    follows:
  Cash received.............................................   $     --    $  2,966   $     --
  Notes received............................................         --       5,140         --
  Net assets given up.......................................         --      (6,270)        --
  Deferred gain.............................................         --        (534)        --
  Other gain................................................         --         206         --
                                                               --------    --------   --------
  Gain on sale..............................................   $     --    $  1,508   $     --
                                                               ========    ========   ========
  During 2002, the Company disposed of product lines and
    assets as follows:
  Cash received.............................................   $     --    $     --   $  6,770
  Net assets given up.......................................         --          --       (465)
  Other gain................................................                               500
                                                               --------    --------   --------
  Gain on sale..............................................   $     --    $     --   $  6,805
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

                            STUDENT ADVANTAGE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION, NATURE OF BUSINESS AND BASIS OF PRESENTATION

     Student Advantage, Inc. is an integrated media and commerce company focused exclusively on the higher education market. The Company works with colleges and universities and in cooperation with businesses to develop products and services that are easily available to students and alumni.

     The Company is subject to the risks and uncertainties common to growing companies, including reliance on certain customers, dependence on principal products and services and third-party technology, activities of competitors, dependence on key personnel such as Raymond V. Sozzi, Jr., Student Advantage's President and Chief Executive Officer, and limited operating history.

     The Company has experienced substantial net losses since its inception and, as of December 31, 2002, had an accumulated deficit of $124.8 million. Such losses and accumulated deficit resulted primarily from significant costs incurred in the development of the Company's products and services and the establishment of the Company's infrastructure. The Company has taken significant steps through the restructuring that it announced in October 2001 to reduce operating costs for 2002. However, the Company's operating and financing plan for 2003 reflects the following assumptions:

     - The Company will be able to achieve significant reductions in net cash loss through the end of 2003 and the first quarter of 2004.

     - The Company will be able to defer repayment of amounts owed to Reservoir Capital and Scholar, Inc. (see Note 6) under the terms of the loan agreement, assuming successful renegotiation with the debtors which will result in the outstanding amounts being refinanced.

     - The Company will be able to extend the termination date of the revolving loan with Bank of America entered into by OCM Direct, a subsidiary of the Company. This revolving loan is scheduled to terminate on April 30, 2003.

     - The Company will be able to sell a significant amount of its assets and realize proceeds from such sales.

     If any of the foregoing assumptions are not realized, including if the Company is unable to restructure or extend its debt obligations, if the Company's revenue and expense projections do not materialize as anticipated, if the Company is required to repay the amounts outstanding under the Company's credit facility with Reservoir Capital and Scholar in July 2003, as required by the terms of the loan agreement, or the Company is not able to sell a significant amount of assets and realize the proceed from such sales, the Company will be required to obtain additional financing. Failure to generate sufficient revenues, reduce certain discretionary spending and obtain additional capital or financing if needed, would have a material adverse effect on the Company's ability to achieve its intended business objectives. These and other factors raise concerns about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect this uncertainty.

     The 2000 financial statements have been retroactively restated to reflect the investment in Edu.com on the equity method of accounting due to step acquisition accounting. See Note 2 for further discussion.

     All share and per share items in these Notes to the Consolidated Financial Statements have been adjusted to reflect the one-for-ten reverse split of the Company's Common Stock effected on June 28, 2002.

                            STUDENT ADVANTAGE, INC.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Student Advantage, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

  CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash and cash equivalents. The Company invests its excess cash in money markets and certificates of deposit, which are subject to minimal credit and market risk. The Company's cash equivalents are classified as "available for sale" and are recorded at cost, which approximates fair value. As of December 31, 2001 and 2002, the Company had cash and cash equivalents of $5.1 and $2.8 million, respectively. In addition to the Company's restricted cash of $0.7 and $0.5 million at December 31, 2001 and 2002, respectively which is being held by our third party credit card processor and in an escrow account as agreed in certain acquisitions.

  INVESTMENTS

     The Company's investments have historically not had readily determinable fair values and were, therefore, accounted for using the cost method. The Company periodically reviews the value of its investments to consider whether an "other than temporary" decline in market value, below the related carrying amount, has occurred. Factors considered include the current estimated fair value of the investment, the length of time and extent to which market value has been less than cost and the financial condition and near-term prospects of the issuer. When appropriate an impairment loss is recognized related to a decline in investment value.

     On November 12, 1999, the Company made an equity investment in Edu.com, Inc. ("Edu.com"), a privately held e-commerce company. The Company paid approximately $4.3 million in exchange for approximately 922,000 shares of Series B preferred stock of Edu.com. In January 2000, the Company invested an additional $1.0 million in exchange for approximately 217,000 shares of Series B preferred stock of Edu.com. On May 10, 2001, the Company acquired certain assets of Edu.com in exchange for 9,000 shares of Student Advantage common stock and a warrant to purchase 22,500 shares of common stock, with an exercise price of $22.80 and a warrant to purchase 22,500 shares of common stock with an exercise price of $34.20, and assumed certain liabilities of Edu.com. In addition, the Company canceled the $1.0 million secured promissory note previously issued to the Company by Edu.com in exchange for the assets securing the note. This consideration and the Company's previous investment in preferred stock of Edu.com was accounted for under the purchase method of accounting. The accounting treatment of the additional investment was in accordance with Accounting Principles Bulletin: The Equity Method for Accounting for Investments in Common Stock ("APB 18"), which requires the application of step accounting in accordance with Accounting Research Bulletin 51: Consolidated Financial Statements Elimination of Intercompany Investment ("ARB 51"). Accordingly, the Company retroactively restated its investment in Edu.com on the equity method of accounting and recorded its ownership percentage of Edu.com's net loss for the year ended December 31, 2000. As a result of applying the equity method in Edu.com, a portion of the cost of the Company's investment was allocated to the equity in the net assets of Edu.com, amounting to approximately $0.2 and $0.5 million for the transactions occurring in 2000 and 2001 respectively. During the fourth quarter of 2001, the Company evaluated the value of the acquisition under FAS 121, due to the announced restructuring of the Company. As a result, the Company determined that the remaining balance of goodwill was permanently impaired and accordingly recorded a loss on investment of $0.9 million. In addition to the loss, the Company had amortized $0.7 million of goodwill as of December 31, 2001.

     On July 12, 2000, the Company made an investment in alumnipride.com, Inc., ("alumnipride.com"), a privately held company providing customized websites to national alumni associations. The Company paid

                            STUDENT ADVANTAGE, INC.

approximately $0.4 million in exchange for approximately 97,000 shares of Series B preferred stock of alumnipride.com. In October 2000, alumnipride.com was acquired by UConnections.com, Inc. ("Uconnections.com"), and the shares of preferred stock of alumnipride.com were exchanged for 270,569 shares of common stock of UConnections.com. At December 31, 2000 the Company evaluated the investment and determined that the fair value had been permanently impaired and accordingly recorded a realized loss in the amount of $0.4 million.

  INVENTORY

     The Company's inventories are carried at the lower of cost or market. Cost is determined by the first-in, first-out or commonly known as the FIFO method. The entire inventory of the Company is finished goods.

  ACCOUNTS RECEIVABLE

     Our consolidated accounts receivable balance is net of allowances for doubtful accounts of $0.7 and $0.3 million at December 31, 2001 and December 31, 2002, respectively. A rollforward of the allowance for doubtful accounts is as follows.

                                            BALANCE AT
                                             PREVIOUS                              BALANCE AT
                                            END OF YEAR   ADDITIONS   DEDUCTIONS   END OF YEAR
                                            -----------   ---------   ----------   -----------
                                                              (IN THOUSANDS)
December 31, 2000:
  Allowance for doubtful accounts.........     $328         $527        $ (40)        $815

December 31, 2001:
  Allowance for doubtful accounts.........     $815         $655        $(733)        $737

December 31, 2002:
  Allowance for doubtful accounts.........     $737         $521        $(990)        $268

---------------

(a) Includes recoveries and amounts charged to costs and expense.

(b) Includes accounts deemed uncollectible.

  REVENUE RECOGNITION

     The Company reports revenues in two categories: student services revenue and corporate and university solutions revenue. Student services revenue is attributable to the parts of its business, which are focused primarily on providing goods and services to students, their parents and alumni. The Company derives student services revenue from commerce, subscription and advertising. Commerce revenue is derived primarily from transaction-based revenue earned for reselling products and services, processing stored value transactions and acquiring student customers on behalf of other businesses. To date, commerce revenue has primarily consisted of revenue that the Company receives from the sale of residence hall linens and related accessories, care packages and diploma frames through direct mail marketing, fees from SA Cash transactions and e-commerce revenue from its network of websites. Commerce revenue is recognized upon the completion of the related contractual obligations. Subscription revenue is derived from membership fees related to enrolling students in the Student Advantage Membership Program. Memberships are distributed in several ways. The Company sells memberships directly to students and parents of students for an annual membership fee, distributes memberships at no cost to certain qualified students and sells memberships to certain of its corporate partners for resale to students at their retail locations. Subscription revenue is recognized ratably from the date of subscription to the end of the annual membership period, which ends on July 31 of each year. Advertising revenue consists primarily of fees for banner advertisements and sponsorships on the Company's network of

                            STUDENT ADVANTAGE, INC.

websites. Website advertising revenue is recognized as the related impressions are displayed, provided that no significant obligations remain and collection of the related receivable is assured. Certain advertising arrangements include guarantees of a minimum number of impressions. For arrangements with guarantees, revenue is recognized based upon the lesser of: (1) ratable recognition over the period the advertising is displayed, provided that no significant Company obligations remain and collection of the receivable is assured, or (2) a pro-rata portion of contract revenue based upon impressions delivered relative to minimum guaranteed impressions to be delivered.

     Corporate and university solutions revenue is attributable to the parts of the Company's business which are focused primarily on providing goods and services to corporations and universities and is made up of marketing services revenue from corporate clients and licensing, management and consulting fees from universities. Marketing services revenue is derived primarily from providing tailored event management and execution services to businesses seeking to market their products and services to college students. This revenue is recognized upon the completion of the related contractual obligations. Fees from marketing services are recognized as the related services are rendered, provided that no significant obligations remain and collection of the related receivable is assured. Payments received in advance of revenue being earned are recorded as deferred revenue.

     In accordance with the EITF Issue No. 99-17 "Accounting for Advertising Barter Transactions," the Company has appropriately recorded barter revenue and expense based upon the fair value of the advertising surrendered in the transaction. Fair value is established by reference to comparable cash transactions during the six-month period preceding the barter transaction. Generally, barter transactions involve exchanges of banner advertising. For the year ended December 31, 2000, 2001 and 2002, the Company recorded $1.2, $4.1 and $2.9 million, respectively, of barter revenue and $1.2, $4.1 and $2.9 million of barter expense recorded as sales and marketing expense, respectively.

     In accordance with Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" and EITF Issue No. 99-19 "Reporting Revenue Gross as a Principal versus Net," the Company has evaluated our revenue and determined that it is being reported in accordance with the guidance. The Company records certain of its commerce revenue at gross, as it is considered the primary obligor in the transaction.

     In November 2001, the Emerging Issued Task Force concluded its discussions on EITF Issue 01-9 "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)". This guidance requires that an entity account for consideration given to a customer as a reduction of revenue unless it can demonstrate an identifiable benefit that can be sufficiently separable from the sale of the products or services to the customer, and can reasonably estimate the fair value of the benefit identified. The Company adopted EITF 01-9 effective January 1, 2002. In accordance with EITF 01-9, the Company has offset amortization of consideration given to certain vendors against revenue. While consideration given and received by the Company is carried at the gross value of the amounts on the balance sheet, the transaction is reflected on a net basis in the accompanying statement of operations.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

                            STUDENT ADVANTAGE, INC.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of the Company's financial instruments, which include cash equivalents, investments, notes receivable, accounts payable, accrued expenses and notes payable, approximate their fair values at December 31, 2001 and 2002.

  CONCENTRATIONS OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

     SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk", requires disclosure of any significant off-balance sheet risk and concentrations of credit risk. The Company does not have any significant off-balance sheet risk. Financial instruments, which potentially expose the Company to concentration of credit risk, are comprised primarily of cash, cash equivalents and trade accounts receivable. The Company places its cash and cash equivalents with financial institutions that have high credit ratings. Management believes its credit policies are prudent and reflect normal industry terms and business risk. The Company does not anticipate non-performance by the counter parties and, accordingly, does not require collateral. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales. To reduce risk, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management's expectations. For the year ended December 31, 2000 and 2001, two customers accounted for 50% of total revenue, and three customers accounted for 23% of total revenue, respectively. For the year ended December 31, 2002 no single customer accounted for 10% or more of total revenue. At December 31, 2000 and 2001, two customers accounted for 36% of accounts receivable, and one customer accounted for 33% of accounts receivable, respectively. At December 31, 2002, no single customer accounted for 10% or more of accounts receivable.

  PRODUCT DEVELOPMENT

     Costs incurred in product development are expensed as incurred.

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

  CAPITALIZED COMPUTER SOFTWARE COSTS

     The Company records expenditures for computer software in accordance with the provision of Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use". In accordance with this statement, costs incurred for data conversion, training and maintenance are expensed as incurred. Once the preliminary project stage is completed, direct costs incurred during the application

                            STUDENT ADVANTAGE, INC.

development stage are capitalized and amortized over the estimated useful life of the asset. The Company capitalized $1.6 and $1.1 million in 2001 and 2002, respectively. Amortization of software cost is provided on a straight-line basis over the estimated useful life, which is approximately two or three years.

  WEB SITE DEVELOPMENT COSTS

     The Company records expenditures for website development in accordance with the provision of the Emerging Issues Task Force Issue No. 00-2, "Accounting for Web Site Development Costs." In accordance with this statement, costs incurred for data conversion, training and maintenance are expensed as incurred. Once the preliminary project stage is completed, direct costs incurred during the application development stage are capitalized and amortized over the estimated useful life of the asset. The Company capitalized $0.6 million in 2001 and zero in 2002, respectively. Amortization of website development cost is provided on a straight-line basis over the estimated useful life, which is approximately two years.

 SEGMENT DISCLOSURE

     In accordance with SFAS 131, the Company believes that although it has two operating segments, OCM Direct and the remainder of the business, the Company reports as one reporting segment in accordance with the aggregation provisions inherent in SFAS 131.

 GOODWILL AND OTHER INTANGIBLE ASSETS

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. As of January 1, 2002, the Company adopted SFAS No. 142. This Standard eliminates goodwill amortization from the Statement of Income and requires an evaluation of goodwill for impairment upon adoption of this Standard, as well as subsequent evaluations on an annual basis, and more frequently if circumstances indicate a possible impairment. For these evaluations, the Company is using an implied fair value approach, which uses a discounted cash flow analysis and other valuation methodologies. These evaluations use many assumptions and estimates in determining an impairment loss, including certain assumptions and estimates related to future earnings to be derived from the Company's turnaround initiatives.

     Intangible assets include the excess of the purchase price over identifiable tangible net assets acquired in acquisitions. Such assets include goodwill, completed technology, workforce, customer lists, non-compete agreements, websites and other intangible assets, which are being amortized on a straight-line basis over their estimated economic lives ranging from two to fifteen years. Accumulated amortization was $11.1 million and $13.1 million at December 31, 2001 and 2002, respectively. As a result of the application of SFAS 142 in 2002, the company stopped amortizing the remaining goodwill related to the acquisitions of OCM Direct in the first quarter of 2002. The Company is continuing to amortize the remaining value of our intangible assets related to completed technology, workforce, customer lists, non-compete agreements and contracts. The Company periodically evaluates its intangible assets for potential impairment. On July 15, 2002, the Company agreed to a lease termination regarding its facility in San Diego, CA. The lease obligation was acquired during the October 2000 acquisition of College Club and at that time the Company identified its intentions to vacate the facility. As a result, the Company provided for an accrual on unused space for the future lease obligation as part of the purchase price. At the time of the lease termination, the Company carried a $2.4 million accrual related to the purchase price accrual. In accordance with EITF 95-3, the company reversed the accrual against a portion of the remaining goodwill related to the acquisition.

     A reconciliation of previously reported net income and earnings per share, to the amounts adjusted for the exclusion of goodwill follow (in thousands, except per share amounts). These amounts are adjusted for each of the periods presented in the Form 10-K. In the fourth quarter of 2002, the Company performed an analysis to assess the carrying value of the remaining goodwill amounts and determined there was no impairment.

                            STUDENT ADVANTAGE, INC.

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2000       2001       2002
                                                       --------   --------   --------
Reported net loss....................................  $(28,722)  $(35,788)  $(15,930)
  Add: Goodwill amortization.........................     4,568      4,850         --
                                                       --------   --------   --------
  Adjusted net loss..................................  $(24,154)  $(30,938)  $(15,930)
Basic and diluted loss per share:
  Reported loss per share............................  $  (7.86)  $  (8.04)  $  (3.10)
  Add: Goodwill amortization.........................      1.25       1.09         --
                                                       --------   --------   --------
  Adjusted basic and diluted loss per share..........  $  (6.61)  $  (6.95)  $  (3.10)

     The Company has completed an impairment evaluation using these assumptions as of December 31, 2002 and has concluded that no impairment exists relative to the carrying value of the goodwill. The estimated fair value of the OCM reporting unit exceeds the carrying value of its book value of the equity.

LONG-LIVED ASSETS

     The Company assesses the realizability of long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company reviews its long-lived assets for impairment if events and circumstances indicate the carrying amount of an asset may not be recoverable. Due to the announced restructuring in the fourth quarter of 2001 and the Company's continued restructuring in 2002, the Company evaluated the realizability of its long-lived assets based on profitability and cash flow expectations for the related asset. As a result of its review, the Company recorded asset impairment charges of $1.9 and $0.2 million for the year ended December 31, 2001 and 2002, respectively. The impairment for 2001 related to $1.6 million of goodwill associated to the Company's acquisitions of or asset purchases from Edu.com, College411, Collegiate Advantage and Campus Agency. The remaining $0.3 million in 2001 was related to certain fixed assets acquired from Edu.com. The $0.2 million impairment for 2002 related to certain fixed assets acquired from CollegeClub.

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

                            STUDENT ADVANTAGE, INC.

     Had compensation cost for the Company's option grants been determined based on the fair value at the date of grant consistent with the method prescribed by SFAS No. 123, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below:

                                                               YEAR ENDED DECEMBER 31,
                                                       ---------------------------------------
                                                          2000          2001          2002
                                                       -----------   -----------   -----------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net loss:
  As reported........................................   $(28,722)     $(35,788)     $(15,930)
  Pro forma..........................................    (33,739)      (42,004)      (18,838)
Basic and diluted net loss per share:
  As reported........................................      (7.86)        (8.04)        (3.10)
  Pro forma..........................................      (9.23)        (9.43)        (3.66)

  INCOME TAXES

     The Company applies Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, which requires the Company to recognize deferred tax assets and liabilities for expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates and laws that will be in effect for the year in which the differences are expected to reverse. SFAS No. 109 requires deferred tax assets and liabilities to be adjusted when the tax rates or other provisions of the income tax laws change.

  ADVERTISING EXPENSE

     The Company recognizes advertising expense as incurred. Advertising expense was approximately $1.0 million, $4.7 million and $6.3 million for the years ended December 31, 2000, 2001 and 2002, respectively.

  NET LOSS PER SHARE

     In accordance with SFAS No. 128, "Earnings per Share", basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average basic and diluted number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential common stock, as their effect is anti-dilutive. All share and per share amounts have been adjusted to reflect the one-for-ten reverse split of the Company's Common Stock on June 28, 2002.

     All outstanding options and warrants to purchase common stock in 2002 totaling 397,456 were excluded from the calculation of diluted earnings per share for all periods presented because their inclusion would have been anti-dilutive.

  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation- Transition and Disclosure -- amendment of SFAS 123", "SFAS 148". SFAS 148 amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", "SFAS 123" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this statement amends the disclosure requirements for SFAS 123, to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and

                            STUDENT ADVANTAGE, INC.

the effect of the method used on reported results. The Company has elected to continue to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", "APB 25", and related interpretations. Accordingly, compensation cost for stock options and restricted stock awards is measured as the excess, if any, of the quoted market price of our stock at the date of the grant over the exercise price an employee must pay to acquire the stock. The Company has adopted the annual disclosure provisions of SFAS 148 in our financial statements for the year ended December 31, 2002 and will adopt the interim disclosure provisions in our financial statements for the quarter ended March 31, 2003. Since the adoption of SFAS 148 involves disclosure only, the Company does not expect a material impact on our earnings or on our financial position.

     The requirements of FASB Interpretation No. 45 Guarantor's Accounting and Disclosure Requirements for Guarantees, is effective for financial statements of interim or annual periods after December 15, 2002. The Company does not believe that the adoption of this standard will have an impact on these financial statements.

3.  ACQUISITIONS

     For acquisitions accounted for under the purchase method, the purchase price of each transaction has been allocated to the assets acquired and liabilities assumed based on the fair value of such assets and liabilities at the respective acquisition dates.

     On May 17, 2000, the Company acquired College411.com, Inc. ("College411"), a provider of web-based college and university student-focused content. In connection with the acquisition, the Company issued 19,384 shares of common stock, assumed all of College411's outstanding common stock options, which were converted into options to purchase a total of 3,616 shares of the Company's common stock, and forgave a loan of approximately $0.3 million. The acquisition was accounted for as a purchase business combination in accordance with APB Opinion No. 16, "Business Combinations", and the Company has consolidated the operations of College411 beginning on the date of acquisition. Goodwill and other intangible assets in the aggregate amount of $1.5 million have been recorded in connection with the acquisition and are being amortized on a straight-line basis over two years. At December 31, 2001, due to the company restructuring in the fourth quarter, the company evaluated the value of its intangible assets in accordance with FAS 121. As a result, in 2001 the Company wrote down $0.3 million related to the remaining goodwill of College411.

     On May 18, 2000, the Company acquired ScholarAid.com, Inc. ("ScholarAid"), a provider of web-based scholarship and educational research tools. In connection with the acquisition, the Company issued 13,164 shares of common stock, assumed all of ScholarAid's outstanding common stock options, which were converted into options to purchase a total of 2,130 shares of the Company's common stock, and forgave a loan of approximately $0.5 million. The acquisition was accounted for as a purchase business combination in accordance with APB Opinion No. 16, "Business Combinations", and the Company has consolidated the operations of ScholarAid beginning on the date of acquisition. Goodwill and other intangible assets in the aggregate amount of $1.4 million have been recorded in connection with the acquisition and are being amortized on a straight-line basis over three years. On November 26, 2001, in relation to the sale of eStudentLoan, the remaining $0.7 million of goodwill was written off against the gain on the eStudentLoan transaction.

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

                            STUDENT ADVANTAGE, INC.

proceeds of $2.3 million in cash. The Company has recognized $0.9 million as a gain in their statement of operations related to this transaction during the year ended December 31, 2001. The recorded gain was net of $1.2 million of remaining goodwill related to the acquisitions of eStudentLoan and ScholarAid.

     On October 31, 2000, the Company acquired substantially all of the assets of CollegeClub, an integrated communications and media internet company for college students, and certain of its subsidiaries that had filed for protection under Chapter 11 of the federal Bankruptcy Code, in exchange for approximately $8.3 million in cash, 132,476 shares of common stock and the assumption of certain liabilities. The sale was approved by the federal Bankruptcy Court in Southern California. The acquisition was accounted for as a purchase business combination in accordance with APB Opinion No. 16, "Business Combinations", and the Company has consolidated the operations of College Club beginning on the date of acquisition. An intangible asset, related to a contract with a customer that was acquired through the acquisition, in the approximate amount of $4.6 million was recorded in connection with the acquisition and is being amortized on a straight-line basis over thirty months. As of December 31, 2002, $3.9 million had been amortized. The remaining $0.7 million will be amortized during the first two quarters of 2003.

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

     The following unaudited pro forma data summarizes the results of operations for the year ended December 31, 2000 as if the acquisition of CollegeClub had been completed on the first day of the period. The pro forma data gives effect to actual operating results prior to the acquisition and adjustments to reflect amortization of goodwill and other intangible assets. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred on January 1, 2000, or that may be obtained in the future. The pro forma amounts below do not include amounts related to insignificant acquisitions that occurred during 2000.

                                                                         2000
                                                                         ----
                                                               (UNAUDITED, IN THOUSANDS,
                                                                EXCEPT PER SHARE DATA)
Net revenue.................................................           $ 54,239
Net loss....................................................           $(73,074)
Net loss per common share:
  Basic and diluted.........................................           $ (20.00)

     On May 10, 2001, the Company acquired certain assets of Edu.com, Inc., a privately held e-commerce company specializing in sales of consumer electronics, hardware and software to students. Prior to the acquisition, the Company was a stockholder of Edu.com and a party to a marketing and distribution agreement with Edu.com. On November 12, 1999, the Company made an equity investment in Edu.com of approximately $4.3 million in exchange for approximately 92,200 shares of Series B preferred stock and entered into a marketing and distribution agreement with Edu.com providing for payments of $2.0 million to the Company over the term of the agreement. In January 2000, the Company invested an additional $1.0 million in exchange for approximately 21,700 shares of Series B preferred stock. At December 31, 2000, $1.0 million remained payable under the agreement. In satisfaction of this obligation, the Company accepted a secured promissory note, which was payable on December 31, 2001, from Edu.com. In connection with the

                            STUDENT ADVANTAGE, INC.

Company's acquisition of certain assets of Edu.com in May 2001, the Company issued 9,000 shares of its common stock and a warrant to purchase 22,500 shares of common stock with an exercise price of $22.80 and a warrant to purchase 22,500 shares of common stock with an exercise price of $34.20, and assumed certain liabilities of Edu.com. In addition, the Company canceled the $1.0 million secured promissory note previously issued to it by Edu.com in exchange for the transfer of assets securing the note. This consideration, including the Company's previous investment in Edu.com was accounted for as a purchase business combination in accordance with APB Opinion No. 16, "Business Combinations". The resulting treatment of the additional investment is in accordance with Accounting Principles Board Opinion No. 19: The Equity Method for Accounting for Investments in Common Stock ("APB 18"), which requires the application of step accounting in accordance with Accounting Research Bulletin 51: Consolidated Financial Statements Elimination of Intercompany Investment ("ARB 51"). Accordingly, the Company retroactively restated its investment in Edu.com on the equity method of accounting and recorded its ownership percentage of Edu.com's net loss for the year ended December 31, 2000. As a result of applying the equity method in Edu.com, a portion of the cost of the Company's investment has been allocated to the equity in the net assets of Edu.com, amounting to approximately $0.2, and $0.5 million for the transactions occurring in 2000 and 2001 respectively. Goodwill and other intangible assets aggregated approx. $1.6 million in connection with the acquisition of Edu.com. During the fourth quarter of 2001, the Company evaluated the value of the acquisition under FAS 121, due to the announced restructuring of the Company. As a result, the Company determined that the remaining balance of goodwill was permanently impaired and accordingly recorded a loss on investment of $0.9 million. In addition to the loss, the Company had amortized $0.7 million of goodwill as of December 31, 2001.

     On June 25, 2001, the Company entered into an Agreement and Plan of Merger (the "OCM Acquisition Agreement"), by and among the Company, Orion Acquisition Corp., a wholly owned subsidiary of the Company ("Orion"), OCM Enterprises, Inc. ("OCM") and Devin A. Schain, Michael S. Schoen, Howard S. Dumhart, Jr., Paul D. Bogart and Steven L. Matejka (the "OCM Stockholders"). Pursuant to the OCM Acquisition Agreement, OCM was merged with and into Orion, which survived the merger and changed its name to OCM Direct, Inc. ("OCM Direct"). The aggregate consideration paid by the Company to the OCM Stockholders in connection with the acquisition of OCM was (i) $8.0 million in cash paid at the closing, (ii) 243,333 shares of the Company's common stock, issued at the closing, (iii) shares of common stock to be issued not later than June 25, 2002 with a value of $1.25 million at the time of issuance based on the average of the last reported sales prices per share of common stock over the ten trading days ending on the trading day that is three days prior to the date of issuance, provided that the number of shares will not be less than 20,833 or greater than 125,000, and (iv) in the event that OCM Direct attains certain revenue performance goals described in the OCM Acquisition Agreement after the closing, up to $1.5 million payable at the Company's option in either shares of common stock or a combination of shares of common stock and cash, with the shares of common stock valued at the time of issuance based on the average of the last reported sales prices per share over the ten trading days ending on the trading day that is three days prior to the date of issuance or $1.00, whichever is greater, subject to adjustment under certain circumstances described in the OCM Acquisition Agreement. In June 2002, the Company and the OCM Stockholders agreed to an issuance of 200,000 shares of common stock in satisfaction of the deferred payment and the revenue performance goals. Under certain circumstances, the Company agreed to register with the Securities and Exchange Commission the shares of common stock issued in connection with the acquisition of OCM for resale by the OCM Stockholders. The acquisition was accounted for as a purchase business combination in accordance with APB Opinion No. 16, "Business Combinations", and the Company has consolidated the operations of OCM Direct beginning on the date of acquisition. Goodwill and other intangible assets aggregated $18.5 million in connection with the acquisition of OCM Direct.

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

                                                                         2001
                                                               -------------------------
                                                               (UNAUDITED, IN THOUSANDS,
                                                                EXCEPT PER SHARE DATA)
Net revenue.................................................           $ 71,387
Net loss....................................................           $(40,164)
Net loss per common share:
  Basic and diluted.........................................           $  (8.80)

     On October 1, 2001, the Company and its wholly-owned subsidiary, OCM Direct, Inc., acquired substantially all of the assets of CarePackages.com, LLC, a privately held e-commerce company specializing the sale of direct mail gift packages or care packages to college students. The acquisition was accounted for as a purchase business combination in accordance with APB Opinion No. 16, "Business Combinations", and the Company has consolidated the operations of OCM Direct beginning on the date of acquisition. In connection with the acquisition, the Company issued 10,000 shares of the Company's common stock, and paid $30,000 in cash to creditors of CarePackages.com, LLC. Goodwill and other intangible assets aggregated $0.1 million in connection with the acquisition.

4.  DISPOSITIONS

     On May 31, 2001, the Company completed the sale of its Rail Connection business to Wandrian, Inc. (Wandrian), for aggregate consideration of $0.6 million, in the form of a secured promissory note for $0.2 million payable over the next three years and a second promissory note for $0.4 million convertible into Wandrian's Series B Preferred Stock and maturing on May 31, 2006. As a result of this transaction, the Company recorded a gain of $0.3 million, which was net of remaining goodwill of approximately $68,000, in its results for the period ended December 31, 2001. On September 18, 2002, the Company amended the promissory note for $0.2 million to provide for early settlement in exchange for a payment of $0.1 million.

     On November 7, 2001, the Company transferred substantially all of the assets and liabilities relating to its Voice FX business to a newly formed, wholly owned limited liability company, Voice FX, LLC ("Voice FX"). As of the same date, two former managers and owners (the "Buyers") of its Voice FX business, who sold the business to Student Advantage in 1999, entered into a call option agreement (the "Option") with the Company to purchase all of the Company's interest in Voice FX. In consideration for the entering into the

                            STUDENT ADVANTAGE, INC.

Option the Company received $0.9 million, of which $0.6 million was paid in cash and $0.3 million was in the form of a Promissory Note (the "First Note"), bearing interest of 12.9%, with an original maturity of December 31, 2002. The Option was exercised on November 7, 2001 and on December 31, 2001, the Company sold its interest in Voice FX to the Buyer, for consideration consisting of a Promissory Note for $3.0 million (the "Second Note"), a Promissory Note for $0.9 million (the "Third Note"), and $1.1 million related to the net working capital of the Voice FX business, of which $0.2 million was received January 3, 2002 and $0.9 million was received in March 2002 and potential earn out payments based on future revenues. The Second Note, bearing interest of 14.5%, requires payments of interest to begin on March 31, 2003, with the principal and remaining interest coming due on December 31, 2006. The Third Note, which is non-interest bearing, requires payments of principal beginning June 30, 2003, with the final payment coming due on December 31, 2007. The Company recorded the Second Note and Third Note at their net present value using a discount rate of 8%. As a result of the transaction, the Company recorded a total gain of $1.0 million, which was net of $0.3 million in transaction expenses. Of the gain, $0.5 million was deferred until such time as the outstanding notes are collected. At the time the Buyers consummated the transaction in December 2001, the Company and the Buyer entered into two marketing agreements, under which the Company would provide marketing and promotional services to the Buyer for a cumulative fee of $2.7 million. The services were to be provided from January 1, 2002 through March 31, 2006.

     In August 2002, the parties amended certain documents executed in connection with the transaction and the Buyers paid the Company $50,000 in full satisfaction of obligations potentially due from earn out calculations on Voice FX's future revenues. The Buyers and the Company amended the marketing services and card fulfillment agreement executed in December 2001 to provide for payments totaling $1.0 million in August and September of 2002 as full satisfaction of $2 million in payment obligations under that agreement which would have otherwise commenced in quarterly payments starting March 2003. The parties also modified certain financial and operating covenants, modified certain payment terms under the various promissory notes, and exchanged releases concerning certain ancillary claims arising under the Option Agreement. The $0.7 million payment for the promotional services agreement was paid in the first quarter of 2002.

     On November 26, 2001, the Company completed the sale of its eStudentLoan business to a third-party. As consideration for the transaction the Company received net proceeds of $2.3 million in cash. The Company recognized $0.9 million as a gain in their statement of operations related to this transaction during the year ended December 31, 2001. The recorded gain was net of $1.2 million of remaining goodwill related to the acquisitions of eStudentLoan and ScholarAid.

     Effective May 8, 2002, the Company sold the assets relating to its SA Marketing brand to Triple Dot, Inc., a subsidiary of Alloy, Inc., for a cash payment of $6.5 million and an opportunity to earn up to an additional $1.5 million based on the performance of certain pending proposals. In June 2002, Triple Dot prepaid to the Company $1.0 million of the potential earn-out. This amount was deferred and as of December 31, 2002 remains classified as deferred revenue since per the agreement, the earn-out calculation will be reviewed in August 2003. At the time of the agreement, the parties entered into a non-compete agreement under which the Company agreed to certain restrictions regarding its events and promotions activities until November 2005. In addition, the parties entered into a marketing services agreement providing for payments to Alloy of $2.2 million for future marketing services. These payments were made in May 2002 and recorded as prepaid expenses by the Company. The Company has expensed the $2.2 million in 2002.

     On February 3, 2003, the Company completed the sale of certain assets of its SA Cash brand to Blackboard Inc. for aggregate consideration of $4.5 million in cash. As part of the agreement, the Company will become the exclusive provider of membership and rewards programs to Blackboard's client base. In the connection with the SA Cash sale, the Company agreed that it would not compete with Blackboard in the SA Cash business other than in connection with schools operating on the Diebold payments platform until

                            STUDENT ADVANTAGE, INC.

January 2010. In addition, Blackboard and the Company entered into a limited licensing agreement whereby it will continue to offer the SA Cash product line to a set of designated colleges and universities.

5.  PROPERTY AND EQUIPMENT

     Property and equipment consist of the following (in thousands):

                                                                 DECEMBER 31
                                                              -----------------
                                                               2001      2002
                                                              -------   -------
Furniture and fixtures......................................  $   859   $   896
Computer equipment and software.............................   10,787    12,335
Equipment...................................................   10,941     7,296
Leasehold improvements......................................    1,101     1,180
                                                              -------   -------
                                                               23,688    21,707
Less: Accumulated depreciation..............................   11,655    16,362
                                                              -------   -------
                                                              $12,033   $ 5,345
                                                              =======   =======

     Depreciation expense with respect to property and equipment and capital leases for the years ended December 31, 2000, 2001 and 2002 was $2.9 million, $6.7 million and $6.7 million, respectively. The Company has capitalized computer software costs of $2.2 million and $1.1 million at December 31, 2001 and December 31, 2002, respectively. Amortization expense with respect to capitalized software costs were $0.8 million, $1.2 million and $2.6 million for the years ended December 31, 2000, December 31, 2001 and December 31, 2002, respectively.

6.  BORROWINGS

     On June 25, 2001, the Company entered into a loan agreement (the "Loan Agreement") by and among the Company, the subsidiaries of the Company and Reservoir Capital Partners, L.P., Reservoir Capital Associates, L.P. and Reservoir Capital Master Fund, L.P. (collectively the "Lenders") providing for the establishment of credit facility in the aggregate principal amount of up to $15.0 million, consisting of a $10.0 million term loan and a $5.0 million revolving loan. The Company borrowed $10.0 million in the form of a term loan (the "Term Loan") and $5.0 million in the form of a revolving loan (the "Revolving Loan"), and used substantially all of these proceeds to pay the cash portion of the purchase price for the acquisition and existing debt of OCM Direct (formerly OCM Enterprises), Inc. The remainder of the proceeds from the credit facility were used for working capital and general corporate purposes of the Company. The credit facility is secured by a lien against substantially all of the assets of the Company, and is guaranteed by all the Company's subsidiaries (excluding OCM Direct and it's subsidiaries), which guarantees are also secured, excluding OCM Direct and its subsidiaries. From time to time the terms of the credit facility have been amended.

     In February 2002, the Company's subsidiary, OCM Direct and its two subsidiaries, CarePackages, Inc. and Collegiate Carpets, Inc., entered into a revolving loan agreement with Bank of America providing for a $5.0 million loan facility, which is referred to as the OCM loan. The interest rate under the OCM loan is LIBOR plus 2.5 percent and the facility is secured by all of the assets of OCM Direct and its two subsidiaries. The Company provided an unsecured guaranty of the obligations of its three subsidiaries to Bank of America. The original maturity date of the loan was January 31, 2003, provided that OCM Direct was required to repay all amounts outstanding under the loan for a period of 30 consecutive days between August 1 and October 1, 2002. OCM Direct met this requirement by maintaining a zero balance on the facility from August 9, 2002 through October 1, 2002. As of December 31, 2002, the outstanding principal balance under the OCM loan was $1.7 million. As of December 31, 2002, the Company was in compliance with required financial covenants

                            STUDENT ADVANTAGE, INC.

related to the OCM loan. In January 2003, Bank of America extended the maturity date and borrowing period of the loan to April 30, 2003.

     On September 30, 2002, Reservoir Capital agreed to amend the credit facility and, absent future defaults, not to demand payment for principal, interest and fees due under the credit facility prior to the July 1, 2003 maturity date for the credit facility. Reservoir Capital also agreed to cancel the warrants previously issued under the credit facility and the associated right to require the Company to repurchase the warrants for cash in exchange for a $4.2 million increase in the amount outstanding under the credit facility. Prior to the amendment, the Company had previously recorded a warrant liability and deferred financing costs of $2.5 million and had amortized $1.5 million of the deferred financing cost as interest expense since the inception of the loan in June 2001. Consequently, the Company reclassified the $2.5 million of warrant liability to notes payable and recorded an additional $1.7 million to notes payable and deferred financing costs. The remaining balance of $2.7 million in deferred financing costs was being amortized to interest expense over the remaining nine-month term of the loan.

     On September 30, 2002 the Company agreed to borrow $3.5 million from Scholar, Inc., an entity formed by the Company's President and Chief Executive Officer an affiliate of Atlas II, L.P. and certain other of its stockholders. The loan is referred to as the Scholar loan, has an annual interest rate of 8%, matures on July 1, 2003 and otherwise has the same terms as the Reservoir credit facility. As of December 31, 2002, $3.5 million was outstanding under the Scholar Loan.

     On December 30, 2002, Reservoir Capital agreed to reduce the total indebtedness to them from approximately $15.7 million to $9.5 million in exchange for a guarantee by Mr. John Katzman, a member of the Company's Board of Directors who resigned at the time the amendment was consummated. In addition, Reservoir Capital agreed to lend the Company an additional $2.0 million. In exchange for his guarantee, the Company agreed to pay Mr. Katzman a $1.0 million fee payable at the time of certain loan repayments. In addition, Reservoir Capital agreed to lend the Company an additional $2.0 million. The debt obligations to Reservoir Capital and Mr. Katzman carry an annual interest rate of 12% and, as of December 31, 2002, required payments of $3.5 million on January 31, 2003, $4.0 million on March 31, 2003 and the remaining balance on the July 1, 2003 loan maturity date. In accordance with SFAS 15 "Accounting by Debtors and Creditors Regarding Troubled Debt Restructuring," the Company recorded the $3.0 million gain on forgiveness of debt net of expenses, including $0.5 million of anticipated interest expense based on the payment schedule, remaining deferred financing costs of $1.8 million, and the $1.0 million guarantee fee paid to Mr. Katzman. As of December 31, 2002, $13.0 million was outstanding under the Reservoir credit facility.

     On January 31, 2003, Reservoir Capital agreed to reduce the $3.5 million payment due on January 31, 2003 to $1.5 million, which payment was made on that date. The remaining payment terms of the December 31, 2002 amendment remained unchanged.

     On March 14, 2003, March 31, 2003 and April 14, 2003, the Company further amended the terms of the credit facility. On March 14, 2003, Reservoir Capital agreed to lend the Company an additional $0.5 million. On March 31, 2003, Reservoir Capital agreed to lend the Company an additional $1.5 million and agreed to change the date on which the Company is required to repay $4.0 million of borrowings under the loan agreement from March 31, 2003 to April 14, 2002. On April 14, 2003, the repayment date for the $4.0 million was amended again to become April 28, 2003.

     As of December 31, 2001 and 2002 the Company had total borrowings outstanding of $15.2 and $18.2 million, respectively.

                            STUDENT ADVANTAGE, INC.

7.  PREFERRED STOCK

  UNDESIGNATED PREFERRED STOCK

     On April 5, 1999, the Company's Board of Directors approved, which the stockholders approved in May 1999, 5,000,000 shares of undesignated preferred stock. Issuances of the undesignated preferred stock may be made at the discretion of the Board of Directors (without stockholder approval), in one or more series and with such designations, rights and preferences as determined by the Board. As a result, the undesignated preferred stock may have dividend, liquidation, conversion, redemption, voting or other rights, which may be more expansive than the rights of holders of common stock. At December 31, 2001 and 2002 there were no shares of undesignated preferred stock issued or outstanding.

8.  STOCKHOLDERS' EQUITY

  PRIVATE PLACEMENT

     On October 27, 2000, the Company issued 80,000 shares of common stock to At Home Corporation ("Excite@Home"), a provider of broadband services, and 120,000 shares of common stock to John Hancock Small Cap Value Fund, for an aggregate purchase price of $10.0 million. The Company also issued to these investors warrants to purchase a total of 100,000 shares of common stock, half of which were issued with an exercise price of $50.00 per share and half of which were issued with an exercise price of $60.00 per share. In connection with the transaction, the Company entered into an alliance agreement with Excite@Home to jointly market Excite@Home's broadband service and Student Advantage Network content to student and university customers.

     On May 1, 2001, the Company issued 500,000 shares of common stock to five investors, for an aggregate purchase price of $10 million. We also issued to these investors warrants to purchase an additional 230,000 shares of common stock, including warrants to purchase 150,000 shares of common stock with an exercise price of $30.00 per share and warrants to purchase 80,000 shares of common stock with an exercise price of $10.00 per share. The warrants to purchase 80,000 shares with an exercise price of $10.00 per share are subject to a final exercise price adjustment on May 1, 2003 based upon volume-weighted average sales prices (but not less than $10.00 per share). An adjustment described in the preceding sentence to the exercise price of the warrants shall not result in an adjustment to the number of shares of common stock issuable upon exercise of the warrants.

     See warrant footnote below for discussion of the valuation of warrants.

     On May 6, 2002, the Company issued 360,000 shares of Student Advantage common stock to three investors for an aggregate purchase price of $2.7 million. The Company also granted these investors the right, exercisable at any time prior to November 1, 2002, to purchase in the aggregate an additional 45,000 shares of common stock for a purchase price of $7.50 per share and an additional 45,000 shares of common stock with a purchase price of $10.00 per share. On November 2002, the right to purchase additional shares expired unexercised. No additional shares were issued under the agreement.

     On June 26, 2002, the Company issued 200,000 shares of Student Advantage common stock to former shareholders of OCM Direct, Inc. as final payment for the acquisition of OCM Direct. The shares were valued at the previous days close price of $2.20 per share or $0.4 million and recorded as additional goodwill related to the OCM acquisition.

  WARRANTS

     In July 1999, the Company entered into a marketing agreement with Lycos, Inc. In connection with the transaction, Lycos was granted a warrant (the "Lycos warrant") to purchase 55,000 shares of common stock at a purchase price of $108.80 per share. The Lycos warrant expired unexercised on July 21, 2002. The

                            STUDENT ADVANTAGE, INC.

Company valued the Lycos warrant, using the Black-Scholes method, at $2.2 million, which was included in other assets and recognized as a sales and marketing expense. During 2000 and 2001, $0.9 and $0.9 million of the warrants value was recognized as sales and marketing expense, respectively. As of December 31, 2001 the Company had completely amortized the asset.

     In May 1999, the Company issued a warrant for the purchase of 2,400 shares of common stock at a purchase price of $110.80 per share in connection with its acquisition of Mentor Interactive Corp. This warrant was exercisable upon issuance and expired unexercised on May 27, 2000.

     In October 2000, in connection with the private placement, the Company issued two warrants to Exite@Home. The first warrant for the purchase of 20,000 shares of common stock at an exercise price of $50.00 was exercisable upon issuance and expired unexercised on October 26, 2002. The second warrant for the purchase of 20,000 shares of common stock at an exercisable price of $60.00 was exercisable upon issuance and expires on October 26, 2003. The Company valued the warrants, using the Black-Scholes method, at $0.8 million.

     In October 2000, in connection with the private placement, the Company issued two warrants to John Hancock Small Cap Value Fund. The first warrant for the purchase of 30,000 shares of common stock at an exercise price of $50.00 was exercisable upon issuance and expired unexercised on October 26, 2002. The second warrant for the purchase of 30,000 shares of common stock at an exercisable price of $60.00 was exercisable upon issuance and expires on October 26, 2003. The Company valued the warrants, using the Black-Scholes method, at $1.3 million.

     In May 2001, in connection with the Company's private placement, the Company issued warrants to purchase 192,500 shares of common stock. Of the warrants issued, 80,000 and 150,000 have exercise prices of $10.00 and $30.00, respectively. These warrants were exercisable upon issuance and expire on May 1, 2005. The warrants to purchase 80,000 shares with an exercise price of $10.00 per share are subject to a final exercise price adjustment on May 1, 2003, based upon volume-weighted average sales prices (but not less than $10.00 per share). The Company valued the warrants, using the Black-Scholes method, at $3.8 million, and recorded the amount as a cost of the private placement.

     In May 2001, in connection with the purchase of certain Edu.com assets, the Company issued a warrant for the purchase of 22,500 shares of common stock with an exercise price of $22.80 and an additional 22,500 warrant with an exercise price of $34.20. These warrants were exercisable upon issuance and expire May 9, 2006. The Company valued the warrants, using the Black-Scholes method, at $0.9 million.

     In June 2001, in connection with the transaction contemplated by the Loan Agreement with Reservoir Capital Partners, L.P., Reservoir Capital Associates, L.P. and Reservoir Capital Master Fund, L.P. (collectively, "Reservoir Capital") the Company entered into a Warrant Agreement (the "Warrant Agreement"), dated June 25, 2001, by and among the Company and Reservoir Capital, under which the Company issued to Reservoir Capital warrants to purchase a number of shares of common stock based on the outstanding balance of the term loan and revolving loan with an exercise price of $0.10 per share. These warrants were cancelled with the December 30, 2002 amendment of the Reservoir Capital credit facility.

     In September 2001, the Company issued a warrant for the purchase of 1,750 shares of common stock with an exercise price of $15.00 in connection with certain services provided. The Company valued the warrant, using the Black-Scholes method, at $15,000, which was recorded as a sales and marketing expense.

     On November 6, 2001, the Company modified certain provisions and covenants of its loan agreement with Reservoir Capital Partners, Reservoir Capital Associates and Reservoir Capital Master Fund (collectively, the "Lenders") and issued immediately exercisable warrants to purchase an aggregate of 10,000 shares of common stock with an exercise price of $0.10 per share. These warrants were cancelled in connection with the December 30, 2002 amendment of the Reservoir Capital credit facility.

                            STUDENT ADVANTAGE, INC.

     As of December 31, 2002, the Company has reserved 326,750 shares of its common stock for the exercise of these warrants.

9.  STOCK AWARD PLANS

  1995 STOCK OPTION PLAN

     In 1995, the Board of Directors of UNI adopted the 1995 Stock Option Plan (the "1995 Plan") authorizing the issuance of incentive and non-qualified options and UNI common stock to select employees and non-employees. Options granted under the 1995 Plan expire in ten years or less. The vesting terms were set by the 1995 Plan's administrator, and were generally established with cliff vesting at the end of the first year of 25% followed by monthly vesting over the remaining three years. Stock option activity under this plan is reflected in the table below.

  1996 STOCK OPTION PLAN

     In 1996, the Board of Directors of UNI adopted the 1996 Stock Option Plan (the "1996 Plan") authorizing the issuance of incentive and non-qualified stock to eligible employees. Options granted under the 1996 Plan expire in ten years or less. The vesting terms were set by the 1996 Plan's administrator, and were generally established with cliff vesting at the end of the first year of 25% followed by monthly vesting over the remaining three year period . Stock option activity under this plan is reflected in the table below.

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

     On April 5, 1999, the Board approved an amendment to the 1998 Stock Plan, which the stockholders approved in May 1999, providing for the issuance of up to an aggregate 750,000 shares of the Company's common stock to eligible employees, officers, the Board of Directors with terms to be defined therein.

     On May 19, 2000, the Board approved an amendment to the 1998 Stock Plan, which the stockholders approved in May 2000, providing for an increase in the number of shares of common stock issuable under the plan from 750,000 to 950,000 shares.

     On May 21, 2001, the Board approved an amendment to the 1998 Stock Plan, which the stockholders approved in May 2001, providing for an increase in the number of shares of common stock issuable under the plan from 950,000 shares to 1,200,000 shares.

     During 1998 and 1999, the Company granted stock options to purchase 231,300 and 4,755 shares of its common stock with exercise prices of $3.30 and $18.70 per share, respectively. During 1998 and 1999, the Company recorded deferred compensation of $4.2 million and $0.2 million, respectively, representing the differences between the estimated fair market value of the common stock on the date of grant and the exercise price. In 2000 and 2001, as a result of employee terminations, deferred compensation related to certain of these options was reduced by approximately $0.7 million and $0.2 million, respectively. During 2000 and 2001 the Company recorded compensation expense relating to these options totaling, $0.8 million and $0.5 million, respectively. Compensation relating to options which vested immediately upon grant was expensed in full at the date of grant, while compensation related to options which vest over time was recorded as a component of stockholders' equity (deficit) and is being amortized over the vesting periods of the related options. Had

                            STUDENT ADVANTAGE, INC.

compensation cost for the Company's option grants been determined based on the fair value at the date of grant consistent with the method prescribed by SFAS No. 123, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below:

                                                               YEAR ENDED DECEMBER 31,
                                                       ---------------------------------------
                                                          2000          2001          2002
                                                       -----------   -----------   -----------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net loss:
  As reported........................................   $(28,722)     $(35,788)     $(15,930)
  Pro forma..........................................    (33,739)      (42,004)      (18,838)
Basic and diluted net loss per share:
  As reported........................................      (7.86)        (8.04)        (3.10)
  Pro forma..........................................      (9.23)        (9.43)        (3.66)

     Because additional option grants are expected to be made subsequent to December 31, 2002 and because most options vest over several years, the pro forma effects of applying the fair value method may be material to the results of operations in future years. The weighted average grant date fair values of options granted during 2000, 2001 and 2002 were $19.60, $20.80 and $9.55, respectively.

     Under SFAS No. 123, the fair value of each employee option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants made during the years ended December 31, 2000, 2001 and 2002: no dividend yield; risk free interest rates of 5.35%, 5.10% and 5.00%, respectively; 100%, 88% and 100% volatility in 2000, 2001 and 2002, respectively, and an expected option term of 6, 6 and 5 years, respectively.

     Stock option activity under the Company's option plans since January 1, 2000 is as follows:

                                                             OUTSTANDING OPTIONS
                                      ------------------------------------------------------------------
                                              2000                   2001                   2002
                                      --------------------   --------------------   --------------------
                                      WEIGHTED    AVERAGE    WEIGHTED    AVERAGE    WEIGHTED    AVERAGE
                                      NUMBER OF   EXERCISE   NUMBER OF   EXERCISE   NUMBER OF   EXERCISE
                                       SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                                      ---------   --------   ---------   --------   ---------   --------
Outstanding -- beginning of year....   388,345     $70.70     649,083     $57.50     640,915     $45.78
  Granted, at fair value............   497,470     $47.50     144,016     $21.36       3,025     $ 5.22
  Granted, at below fair value......        --     $   --      29,435     $18.76          --     $   --
  Granted, at above fair value......        --     $   --      63,619     $20.56      68,379     $10.13
  Exercised.........................   (45,728)    $ 4.40     (11,861)    $ 3.31      (3,314)    $ 4.61
  Canceled..........................  (191,004)    $72.70    (233,378)    $55.11    (311,549)    $49.26
                                      --------     ------    --------     ------    --------     ------
Outstanding at December 31,.........   649,083     $57.50     640,915     $45.78     397,456     $37.35
                                      ========     ======    ========     ======    ========     ======
Exercisable at December 31,.........    67,829     $74.80     256,249     $51.82     227,100     $44.50
                                      ========     ======    ========     ======    ========     ======

     As of December 31, 2002, 404,619 shares were available for grant under the 1998 Stock Plan.

                            STUDENT ADVANTAGE, INC.

     The following table summarizes information about stock options outstanding at December 31, 2002:

                                         OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                       -------------------------------------------------------   ------------------------------------
                            NUMBER         WEIGHTED AVERAGE                      NUMBER OF SHARES
                       OUTSTANDING AS OF    REMAINING LIFE    WEIGHTED AVERAGE   EXERCISABLE AS OF   WEIGHTED AVERAGE
                       DECEMBER 31, 2002       (YEARS)         EXERCISE PRICE    DECEMBER 31, 2002    EXERCISE PRICE
                       -----------------   ----------------   ----------------   -----------------   ----------------
$ 0.57 - $  3.30.....        22,315              7.35              $ 2.49              14,065             $ 3.30
$ 6.70 - $ 10.50.....        48,176              9.15              $10.44                 479             $ 8.71
$11.00 - $ 15.00.....        10,473              8.72              $13.94               1,100             $13.45
$16.00 - $ 17.30.....        44,563              8.62              $17.19              15,891             $17.20
$17.50 - $ 21.00.....        40,785              8.48              $20.48              27,546             $20.64
$21.30 - $ 30.63.....        58,047              7.71              $28.28              48,332             $28.59
$31.25 - $ 43.75.....        45,657              4.93              $37.40              25,453             $37.57
$44.06 - $ 50.00.....        17,299              7.41              $49.42              12,688             $49.30
$52.50 - $ 56.25.....        45,448              1.50              $56.18              29,659             $56.15
$57.00 - $162.50.....        64,693              6.64              $89.35              51,887             $88.09
                            -------                                                   -------
                            397,456                                                   227,100
                            =======                                                   =======

  1999 EMPLOYEE STOCK PURCHASE PLAN

     On April 5, 1999, the Board of Directors authorized, which the stockholders approved in May 1999, the 1999 Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan provided for the issuance of up to 45,000 shares of the Company's common stock to eligible employees. Under the Purchase Plan, the Company is authorized to make one or more offerings during which employees may purchase shares of common stock through payroll deductions made over the term of the offering. The per-share purchase price at the end of each offering is equal to 85% of the closing price of the common stock at the beginning or end of the offering period (as defined by the Purchase Plan) whichever is lower. During 2000, 6,396 shares of the Company's common stock were purchased under the Purchase Plan at $26.00 per share and 8,167 shares of the Company's common stock were purchased under the Purchase Plan at $30.30 per share. During 2001, 8,792 shares of the Company's common stock were purchased under the Purchase Plan at $21.30 per share and 8,053 shares of the Company's common stock were purchased under the Purchase Plan at $10.20 per share. During 2002, 30,431 shares of the Company's common stock were purchased under the Purchase Plan at $1.62 per share and 15,735 shares of the Company's common stock were purchased under the Purchase Plan at $0.60 per share. On May 16, 2002, the board approved an amendment to the 1999 Employee stock Purchase Plan, providing for an increase in the number of shares of common stock issuable under the plan from 45,000 shares to 100,000 shares.

10.  LOSS PER SHARE

     Basic loss per share excludes dilution and is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding for the period. For all periods, diluted net loss per share does not differ from basic net loss per share since potential common shares from exercise of stock options and warrants are anti-dilutive. Options to purchase 649,083, 640,915 and 397,456 shares of common stock were outstanding at December 31, 2000, December 31, 2001 and December 31, 2002, respectively, but were not included in the computation of diluted earnings per share, as the effect would have been anti-dilutive.

                            STUDENT ADVANTAGE, INC.

     The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands, except per share data):

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                       ---------------------------------------
                                                          2000          2001          2002
                                                       -----------   -----------   -----------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Basic and diluted net loss per share:
Net loss.............................................    $(28,722)     $(35,788)     $(15,930)
                                                         ========      ========      ========
Basic and diluted weighted average common shares
  outstanding(1)(2)..................................       3,655         4,454         5,145
                                                         --------      --------      --------
Basic and diluted net loss per share:................    $  (7.86)     $  (8.04)     $  (3.10)
                                                         ========      ========      ========

11.  INCOME TAXES

     The Company accounts for income taxes in accordance with the provisions of SFAS 109, "Accounting for Income Taxes". Under SFAS 109, a deferred tax asset or liability is recorded for all temporary differences between book and tax reporting of assets and liabilities. A deferred tax valuation allowance is required if it is more likely than not that all or a portion of any deferred tax assets will not be realized. At December 31, 2002, the Company has available net operating losses (NOL's) of approximately $93.3 million that are available to offset future taxable income through 2020. It is likely that the Company experienced an ownership change as defined by Section 382 of the Internal Revenue Code, during the current year. Under this section of the IRC, there could be substantial annual limitations on the Company's ability to carryforward these losses to offset taxable income in future years. Due to the uncertainty surrounding the Company's ability to realize these NOL's and the Company's other deferred tax assets, a full valuation allowance has been placed against the otherwise recognizable tax asset.

     The approximate income tax effect of each type of temporary difference and carryforwards is as follows:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2001        2002
                                                              ---------   ---------
Deferred tax assets:
  Deferred revenue..........................................  $   1,272   $   1,464
  Net operating loss carryforwards..........................     37,062      36,963
  Non current assets........................................      2,187       2,768
  Accruals..................................................      1,467       2,803
  Other.....................................................        164         164
                                                              ---------   ---------
          Total deferred tax assets.........................     42,152      44,162
Deferred tax asset valuation allowance......................  $ (42,152)  $ (44,162)
                                                              ---------   ---------
                                                              $      --   $      --
                                                              =========   =========

                            STUDENT ADVANTAGE, INC.

     A reconciliation of the federal statutory rate to the effective rate as of December 31, 2002 is as follows:

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                                   2002
                                                               ------------
Federal statutory rate......................................      (34.00)%
State taxes, net of federal benefit.........................       (5.01)%
Nondeductible amortization..................................        1.69%
Increase in valuation allowance.............................       37.58%
Other.......................................................        0.22%
                                                                  ------
          Effective rate....................................        0.48
                                                                  ======

12.  EMPLOYEE SAVINGS PLAN

     During 1998, the Company adopted an employee retirement savings plan under
Section 401(k) of the Internal Revenue Code, which covers substantially all employees. Under the terms of the 401(k) Plan, employees may contribute a percentage of their salary, up to a maximum of 20%. For the year ended December 31, 2000, 2001, and 2002, the Company provided for employer match funds to the 401(k) Plan on behalf of its employees of $0.2, $0.2 million and zero, respectively. The employer match for 2001 was partially funded in 2002. The remaining $0.1 million will be funded in the second quarter of 2003.

13.  RELATED PARTY AND OTHER TRANSACTIONS

     Effective May 15, 2000, the Company entered into an Affiliate and E-Commerce Agreement with Princeton Review Publishing, LLC, and The Princeton Review Management, LLC ("TPR"). Princeton Review Publishing, LLC is a stockholder of the Company and one of its officers and equity holders was a member of the Company's Board of Directors until September 2002. Under the agreement, TPR paid the Company a fee to participate in the Student Advantage network by placing the Student Advantage logo and content on The Princeton Review's review.com website. In addition, TPR provided discounts as part of the Student Advantage Membership Program and marketed the discount to high school, college and university students. Additionally, under the agreement the Company paid TPR a fee in exchange for exclusive advertising sales responsibilities for the review.com website. The agreement expired on March 31, 2002. The Company recorded revenues of $0.6 million, $0.8 million and $0.2 million, and expenses of $0.7 million, $0.7 million and $0.2 million related to this agreement for the year ended December 31, 2000, 2001 and 2002, respectively. Additionally, the Company recorded revenue and expenses of approximately $0.5 million and $0.5 million, respectively, related to additional work performed by both parties for the twelve month period ended December 31, 2002.

     On December 30, 2002, Reservoir Capital agreed to reduce the total indebtedness to them from approximately $15.7 million to $9.5 million in exchange for a guarantee from Mr. John Katzman, a member of the Company's Board of Directors who resigned at the time the amendment was consummated. In addition, Reservoir Capital agreed to lend the Company an additional $2.0 million. In exchange for his guarantee, the Company agreed to pay Mr. Katzman a $1.0 million fee payable at the time of certain loan repayments. The debt obligations to Reservoir Capital and Mr. Katzman carry an annual interest rate of 12% and require payments of $3.5 million on January 31, 2003, $4.0 million on March 31, 2003 and the remaining balance on the July 1, 2003 loan maturity date.

     For the year ended December 31, 2002, Raymond V. Sozzi, Jr., the Company's President and Chief Executive Officer, advanced an aggregate of $1.1 million to the Company, all of which was repaid during the year ended December 31, 2002. There were no advances for the year ended December 31, 2001.

                            STUDENT ADVANTAGE, INC.

     On September 30, 2002, the Company entered into a $3.5 million loan agreement with Scholar, Inc., an entity formed by Raymond V. Sozzi, Jr., the Company's President and Chief Executive Officer, Atlas II, L.P. and certain other stockholders. The loan is referred to as the Scholar loan, has an interest rate of 8% per annum, matures on July 1, 2003 and otherwise has the same terms as the Reservoir Capital credit facility.

14.  COMMITMENTS AND CONTINGENCIES

  LEASE COMMITMENTS

     The Company leases its operating facility and certain office equipment under noncancelable operating lease agreements. Rent expense under these leases for the years ended December 31, 2000, 2001 and 2002 totaled approximately $1.9, $2.1 and $2.4 million, respectively.

     As a result of the Company's acquisitions of ScholarAid and CollegeClub during 2000 and OCM Direct, CarePackages.com and certain assets of Edu.com in 2001, the Company assumed certain capital leases of computer equipment. Initial lease terms range from 3 to 5 years.

     Future minimum lease payments under noncancelable operating and capital leases at December 31, 2002 are as follows (in thousands):

YEAR ENDING DECEMBER 31,                                   CAPITAL LEASES   OPERATING LEASES
------------------------                                   --------------   ----------------
2003.....................................................        117              1,780
2004.....................................................         46              1,471
2005.....................................................         35              1,355
2006.....................................................         23                749
2007.....................................................         16                481
Thereafter...............................................          3                482
                                                               -----             ------
Total minimum lease payments.............................      $ 240             $6,318
                                                               =====             ======
Less: Imputed interest (at rates from 4.48% to 27.72%)...        (30)
                                                               =====
Present Value of net minimum lease payments..............        210
                                                               =====
Less: Current Portion....................................       (102)
                                                               =====
Long-term portion of Obligations.........................      $ 108
                                                               =====

     On July 15, 2002, the Company agreed to a lease termination regarding its facility in San Diego, CA. The facility was acquired during the October 2000 acquisition of CollegeClub and at that time the Company identified its intention to vacate the facility. As a result, the Company provided for an accrual on unused space for the future lease obligation as part of the original accounting of the purchase price. At the time of the termination of the lease, the Company had $2.4 million accrual remaining related to unused space. In accordance with EITF 95-3 "Recognition of Liabilities in Connection with a Purchase Business Combination", the Company reversed the accrual against the goodwill related to the acquisition during the quarter ended September 30, 2002.

  LEGAL PROCEEDINGS

     The Company is from time to time subject to legal proceedings and claims that arise in the normal course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on the Company's financial position or results of operations.

                            STUDENT ADVANTAGE, INC.

     In November 2002, the Company was named as a defendant in a lawsuit filed against it and General Motors by Richard M. Kipperman, Liquidating Trustee of the bankruptcy estate of CollegeClub.com, Inc., Campus24, Inc. and CollegeStudent.com, Inc., in the U.S. Bankruptcy Court for the Southern District of California. The suit seeks damages of $2.25 million and interest and costs relating to payments received by the Company under an agreement with General Motors that the Company acquired from CollegeClub.com. The trustee alleges that the payments were earned by CollegeClub.com prior to the Company's acquisition of the agreement and were not sold to the Company as part of the agreement. The Company believes that the trustee's allegations are factually incorrect and are inconsistent with the terms of the acquisition agreement with CollegeClub.com and intends to defend the matter vigorously. If, however, the Company is found to have significant liability to the liquidating trustee or incurs significant costs in connection with the litigation, its financial condition and liquidity would suffer significant harm.

15.  RESTRUCTURING CHARGE

     For the year ended December 31, 2001, the Company recorded a $4.9 million charge in connection with a restructuring of the Company's operations. Included in the $4.9 million charge was $1.3 million related to a reduction in staff of approximately 15% of the Company's total employees and $3.6 million in charges related to operating leases for office space no longer utilized in our current operations. The balance of the severance and related charges were incurred in association with the Company's decision to restructure certain of its operations in order to improve workflow efficiencies.

     As of December 31, 2002, $0.3 million in restructuring charges related to the facility lease costs are accrued and unpaid.

     A rollforward of the restructuring accrual is as follows:

                                             BALANCE AT
                                              PREVIOUS                   CASH     BALANCE AT
                                             END OF YEAR   ADDITIONS   PAYMENTS   END OF YEAR
                                             -----------   ---------   --------   -----------
                                                              (IN THOUSANDS)
December 31, 2001:
Restructuring accrual......................    $   --       $4,894     $(1,622)     $3,272

December 31, 2002:
Restructuring accrual......................    $3,272       $   --     $(3,001)     $  271

16.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table sets forth unaudited quarterly statement of operations data for each of the four quarters in the years ended December 31, 2001 and 2002. In the opinion of management, the unaudited financial statements have been prepared on a basis consistent with the audited financial statements and include all adjustments, which are only normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations for the unaudited periods. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

                            STUDENT ADVANTAGE, INC.

     All revenue for the Company has been generated in the United States, therefore no geographic disclosure is required.

                                                                             QUARTER ENDED
                                       -----------------------------------------------------------------------------------------
                                       MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                         2001        2001       2001        2001       2002        2002       2002        2002
                                       ---------   --------   ---------   --------   ---------   --------   ---------   --------
                                                                       (UNAUDITED, IN THOUSANDS)
Revenue
  Student services...................   $ 9,038    $10,416     $20,104    $ 12,023    $ 8,671    $12,927     $19,253    $ 11,903
  Corporate and university
    solutions........................     4,170      3,145       2,835       3,633      1,476      1,353         844         851
                                        -------    -------     -------    --------    -------    -------     -------    --------
    Total revenue....................    13,208     13,561      22,939      15,656     10,147     14,280      20,097      12,754
                                        -------    -------     -------    --------    -------    -------     -------    --------
Costs and expenses
  Cost of student services revenue...     1,810      2,831       7,185       4,576      2,709      4,797       7,947       5,372
  Cost of corporate and university
    solutions revenue................     2,437      1,571       1,330       1,732      1,038        818         236          55
  Product development................     5,821      4,757       3,796       2,825      2,123      1,628       1,895       2,100
  Sales and marketing................     6,049      6,480       9,540       5,532      5,346      6,581       6,774       8,457
  General and administrative.........     2,830      2,908       2,892       2,622      3,912      2,702       2,460       2,752
  Depreciation and amortization......     2,711      3,628       3,940       3,666      1,940      2,482       2,414       2,169
  Interest income (expense), net.....        70         66         569         974        640        673       1,280       1,347
  Impairment of long-lived assets....        --         --          --       1,916         --         --          --         242
  Restructuring charges..............        --         --          --       4,894         --         --          --          --
                                        -------    -------     -------    --------    -------    -------     -------    --------
    Total costs and expenses.........    21,728     22,241      29,252      28,737     17,708     19,681      23,006      22,494
                                        -------    -------     -------    --------    -------    -------     -------    --------
Operating loss.......................    (8,520)    (8,680)     (6,313)    (13,081)    (7,561)    (5,401)     (2,909)     (9,740)
                                        -------    -------     -------    --------    -------    -------     -------    --------
Non-operating income (expense).......
Equity interest in edu.com net
  loss...............................      (495)        --          --          --         --         --          --          --
Realized gain on restructured debt...        --         --          --          --         --         --          --       2,937
Realized gain (loss) on sale of
  assets.............................        --        288          --       1,220         --      6,953        (421)        273
                                        -------    -------     -------    --------    -------    -------     -------    --------
Loss before income taxes.............    (9,015)    (8,392)     (6,313)    (11,861)    (7,561)     1,552      (3,330)     (6,530)
  Provision for income taxes.........        --         --          --        (207)        --         --          --         (61)
                                        -------    -------     -------    --------    -------    -------     -------    --------
Net Loss.............................   $(9,015)   $(8,392)    $(6,313)   $(12,068)   $(7,561)   $ 1,552     $(3,330)   $ (6,591)
                                        =======    =======     =======    ========    =======    =======     =======    ========
Basic net income (loss) per share....   $ (2.27)   $ (1.84)    $ (1.34)   $  (2.55)   $ (1.59)   $  0.31     $ (0.62)   $  (1.22)
                                        =======    =======     =======    ========    =======    =======     =======    ========
Shares used in computing basic net
  income (loss) per share............     3,966      4,551       4,721       4,737      4,756      5,018       5,347       5,387
Fully diluted net income (loss) per
  share..............................   $ (2.27)   $ (1.84)    $ (1.34)   $  (2.55)   $ (1.59)   $  0.30     $ (0.62)   $  (1.22)
                                        =======    =======     =======    ========    =======    =======     =======    ========
Shares used in fully diluted net
  income (loss) per share............     3,966      4,551       4,721       4,737      4,756      5,102       5,347       5,387

---------------

* All share and per share items have been adjusted to reflect the one-for-ten reverse split of the Common Stock effected on June 28, 2002

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Our consolidated financial statements as of and for the fiscal year ended December 31, 2001 were audited by Arthur Andersen LLP, independent accountants. On August 31, 2002, Arthur Andersen ceased practicing before the SEC. Therefore, Arthur Andersen did not participate in the preparation of this Annual Report on Form 10-K, did not reissue its audit report with respect to the financial statements included in this Annual Report on Form 10-K and did not consent to the inclusion of its audit report in this Annual Report on Form 10-K. As a result, holders of our securities, and investors evaluating offers and purchasing securities pursuant to a prospectus incorporating by reference this Annual Report on Form 10-K, may have no effective remedy against Arthur Andersen in connection with a material misstatement or omission in the financial statements to which its audit report relates. In addition, even if such holders or investors were able to assert such a claim, because it has ceased operations, Arthur Andersen may fail or otherwise have insufficient assets to satisfy claims made by such persons that might arise under federal securities laws or otherwise with respect to Arthur Andersen's audit report.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding directors and compliance with Section 16(a) of the Securities and Exchange Act of 1934, as amended, required by Item 10 shall be provided by an amendment to this Annual Report on Form 10-K filed on or before April 30, 2003. The information regarding executive officers of the Company is included in Part I of this Annual Report on Form 10-K under the section captioned "Executive Officers of the Registrant".

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 shall be provided by an amendment to this Annual Report on Form 10-K filed on or before April 30, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by Item 12 shall be provided by an amendment to this Annual Report on Form 10-K filed on or before April 30, 2003.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 shall be provided by an amendment to this Annual Report on Form 10-K filed on or before April 30, 2003.

ITEM 14.  CONTROLS AND PROCEDURES

1. Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company's chief executive officer and vice president finance and assistant treasurer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

2. Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)(1) LIST OF FINANCIAL STATEMENTS

     The following are the consolidated financial statements of Student Advantage, Inc. and its subsidiaries appearing elsewhere herein:

     Reports of Independent Auditors and Independent Public Accountants Consolidated Balance Sheets as of December 31, 2001 and 2002 Consolidated Statements of Operations for the years ended December 31, 2000, 2001 and 2002
     Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2000, 2001 and 2002
     Consolidated Statements of Cash Flows for the years ended December 31, 2000, 2001 and 2002

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

     The Company filed a Current Report on Form 8-K dated December 11, 2002 with the Securities and Exchange Commission on December 11, 2002 reporting the receipt of various correspondence from the Nasdaq regarding the listing of the Company's Common Stock on the Nasdaq National Market and the institution of legal proceedings against the Company and General Motors by the liquidating trustee of the CollegeClub.com bankruptcy estate.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 15, 2003.

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

                    SIGNATURE                                       TITLE                       DATE
                    ---------                                       -----                       ----

            /s/ RAYMOND V. SOZZI, JR.                Chairman of the Board of Directors,   April 15, 2003
 ------------------------------------------------       President and Chief Executive
              Raymond V. Sozzi, Jr.                     Officer (Principal Executive
                                                                  Officer)


                /s/ SEVIM M. PERRY                       Vice President Finance and        April 15, 2003
 ------------------------------------------------      Assistant Treasurer (Principal
                  Sevim M. Perry                      Financial and Accounting Officer)


               /s/ JOHN M. CONNOLLY                               Director                 April 15, 2003
 ------------------------------------------------
                 John M. Connolly


              /s/ WILLIAM S. KAISER                               Director                 April 15, 2003
 ------------------------------------------------
                William S. Kaiser


              /s/ MARC J. TURTLETAUB                              Director                 April 15, 2003
 ------------------------------------------------
                Marc J. Turtletaub


               /s/ CHARLES E. YOUNG                               Director                 April 15, 2003
 ------------------------------------------------
                 Charles E. Young

                                 CERTIFICATIONS

I, Raymond V. Sozzi, Jr., certify that:

     1. I have reviewed this annual report on Form 10-K of Student Advantage, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          /s/ RAYMOND V. SOZZI, JR.
                                          --------------------------------------
                                          Raymond V. Sozzi, Jr.
                                          Chairman of the Board of Directors,
                                          President and Chief Executive Officer

Dated: April 15, 2003

                                 CERTIFICATIONS

I, Sevim M. Perry, certify that:

     1. I have reviewed this annual report on Form 10-K of Student Advantage, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          /s/ SEVIM M. PERRY
                                          --------------------------------------
                                          Sevim M. Perry
                                          Vice President Finance and Assistant
                                          Treasurer

Dated: April 15, 2003

                                 EXHIBIT INDEX

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
 3.1      Amended and Restated Certificate of Incorporation of the
          Registrant (incorporated herein by reference from the
          Registrant's Annual Report on Form 10-K for the year ended
          December 31, 1999).
 3.2      Certificate of Amendment of Amended and Restated Certificate
          of Incorporation of the Registrant (incorporated herein by reference from the Registrant's Quarterly Report on Form
          10-Q for the quarter ended June 30, 2002).
 3.3      Amended and Restated By-Laws of the Registrant, as amended
          (incorporated herein by reference from the Registrant's
          Annual Report on Form 10-K for the year ended December 31,
          1999).
10.1      1998 Stock Incentive Plan, as amended (incorporated herein by reference from the Registrant's Definitive Proxy
          Statement on Schedule 14A filed on April 4, 2001).*
10.2      1999 Employee Stock Purchase Plan as amended.
10.3      Form of Indemnification Agreement between the Registrant and each of its directors and officers (incorporated herein by reference from the Registrant's Registration Statement on
          Form S-1 (File No. 333-75807)).*
10.4      Investor Rights Agreement, dated as of October 20, 1998,
          among the Registrant and certain stockholders (incorporated herein by reference from the Registrant's Registration
          Statement on Form S-1 (File No. 333-75807)).*
10.5      Employment Agreement, dated March 25, 1996, between the
          Registrant and Raymond V. Sozzi, Jr., as amended by First
          Amendment to Employment Agreement, dated as of October 20,
          1998 (incorporated herein by reference from the Registrant's
          Registration Statement on Form S-1 (File No. 333-75807)).*
10.6      Leases for premises at 280 Summer Street, Boston,
          Massachusetts (incorporated herein by reference from the
          Registrant's Registration Statement on Form S-1 (File No.
          333-75807).
10.7      Sublease, dated as of May 20, 1999, between the Registrant and Morrison, Mahoney & Miller, LLP (incorporated herein by reference from the Registrant's Registration Statement on
          Form S-1 (File No. 333-92367)).
10.8      Investment Agreement, dated March 25, 1996, between the
          Registrant and Princeton Review Publishing, L.L.C.
          (incorporated herein by reference from the Registrant's
          Registration Statement on Form S-1 (File No. 333-75807)).
10.9      Letter Agreement, dated September 8, 1997, between the
          Registrant and Princeton Review Publishing. (incorporated
          herein by reference from the Registrant's Registration
          Statement on Form S-1 (File No. 333-75807)).
10.10     Letter Agreement, dated October 20, 1998, between the
          Registrant and Princeton Review Publishing, L.L.C.
          (incorporated herein by reference from the Registrant's
          Registration Statement on Form S-1 (File No. 333-75807)).
10.11     Mailing and Fulfillment Services Agreement, dated August 8,
          1996, between the Registrant and Aero Fulfillment Services
          (incorporated herein by reference from the Registrant's
          Registration Statement on Form S-1 (File No. 333-75807)).
10.12     Common Stock Purchase Warrant, Number 7, dated October 27,
          2000, issued to At Home Corporation (incorporated herein by reference from the Registrant's Quarterly Report on Form
          10-Q for the quarter ended September 30, 2000).
10.13     Common Stock Purchase Warrant, Number 9, dated October 27,
          2000, issued to Hare & Co. f/b/o John Hancock Small Cap
          Value Fund (incorporated herein by reference from the
          Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
10.14     Common Stock Purchase Warrant, dated May 1, 2001, issued to
          Jennison Associates LLC as subadviser for the Prudential
          Small Company Fund, Inc. (incorporated herein by reference from the Registrant's Current Report on Form 8-K dated May
          1, 2001 filed on May 4, 2001).
10.15     Common Stock Purchase Warrant, dated May 1, 2001, issued to
          Jennison Associates LLC as subadviser for The Prudential
          Insurance Company of America Variable Contract Account - 6
          (incorporated herein by reference from the Registrant's
          Current Report on Form 8-K dated May 1, 2001 filed on May 4,
          2001).
10.16     Common Stock Purchase Warrant, dated May 1, 2001, issued to
          Greylock IX Limited Partnership (incorporated herein by
          reference from the Registrant's Current Report on Form 8-K dated May 1, 2001 filed on May 4, 2001).
10.17     Common Stock Purchase Warrant, dated May 1, 2001, issued to
          Baystar Capital, L.P. (incorporated herein by reference from the Registrant's Current Report on Form 8-K dated May 1,
          2001 filed on May 4, 2001).
10.18     Common Stock Purchase Warrant, dated May 1, 2001, issued to
          Baystar International, Ltd. (incorporated herein by
          reference from the Registrant's Current Report on Form 8-K dated May 1, 2001 filed on May 4, 2001).
10.19     Common Stock Purchase Warrant, dated May 10, 2001, issued to
          Edu.com, Inc. (incorporated herein by reference from the
          Registrant's Current Report on Form 8-K dated May 10, 2001 filed on May 16, 2001).
10.20     Common Stock Purchase Warrant, dated May 10, 2001, issued to
          Edu.com, Inc. (incorporated herein by reference from the
          Registrant's Current Report on Form 8-K dated May 10, 2001 filed on May 16, 2001).
10.21     Registration Rights Agreement, dated as of June 25, 2001, by and among Student Advantage, Inc. and Devin A. Schain,
          Michael S. Schoen, Paul D. Bogart, Howard S. Dumhart, Jr.
          and Steven L. Matejka (incorporated herein by reference from the Registrant's Current Report on Form 8-K dated June 25,
          2001 filed on July 10, 2001).
10.22     Loan Agreement, dated as of June 25, 2001, by and among
          Student Advantage, Inc., the subsidiaries of Student
          Advantage, Inc., and Reservoir Capital Partners, L.P.,
          Reservoir Capital Associates, L.P., Reservoir Capital Master
          Fund, L.P. (incorporated herein by reference from the
          Registrant's Current Report on Form 8-K dated June 25, 2001 filed on July 10, 2001).
10.23     Security Agreement, dated as of June 25, 2001, by and among
          Student Advantage, Inc., the subsidiaries of Student
          Advantage, Inc., and Reservoir Capital Partners, L.P., as
          administrative agent (incorporated herein by reference from the Registrant's Current Report on Form 8-K dated June 25,
          2001 filed on July 10, 2001).
10.24     Amendment to Loan Agreement, dated as of September 28, 2001, between the Registrant and Reservoir Capital Partners, L.P.
          (amending the Loan Agreement by and among Student Advantage,
          Inc., the subsidiaries the Registrant, and Reservoir Capital
          Partners, L.P., Reservoir Capital Associates, L.P. and
          Reservoir Capital Master Fund, L.P.) (incorporated herein by reference from the Registrant's Registration Statement on
          Form S-3 (File No. 333-75488).
10.25     Amendment No. 2, dated as of November 6, 2001, among the
          Registrant, the subsidiaries of Student Advantage, Inc., and
          Reservoir Capital Partners, L.P., Reservoir Capital
          Associates, L.P. and Reservoir Capital Master Fund, L.P.
          (amending the Loan Agreement by and among Student Advantage,
          Inc., the subsidiaries of the Registrant, and Reservoir
          Capital Partners, L.P., Reservoir Capital Associates, L.P.
          and Reservoir Capital Master Fund, L.P.) (incorporated
          herein by reference from the Registrant's Registration
          Statement on Form S-3 (File No. 333-75488).
10.26     Letter Agreement, dated November 26, 2001, among the
          Registrant and Reservoir Capital Partners, L.P.
          (incorporated herein by reference from the Registrant's
          Registration Statement on Form S-3 (File No. 333-75488).

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
10.27     Amendment No. 3, dated as of February 14, 2002, among the
          Registrant, the subsidiaries of the Registrant, and
          Reservoir Capital Partners, L.P., Reservoir Capital
          Associates, L.P. and Reservoir Capital Master Fund, L.P.
          (amending the Loan Agreement by and among Student Advantage,
          Inc., the subsidiaries of Student Advantage, Inc., and
          Reservoir Capital Partners, L.P., Reservoir Capital
          Associates, L.P. and Reservoir Capital Master Fund, L.P.)
          (incorporated herein by reference from the Registrant's
          Annual Report on Form 10-K for the year ended December 31,
          2001).
10.28     Revolving Line of Credit Loan Agreement and Security
          Agreement, dated February 13, 2002 by and among OCM Direct,,
          Inc., CarePackages, Inc., Collegiate Carpets, Inc. and Bank
          of America, N.A. (incorporated herein by reference from the
          Registrant's Annual Report on Form 10-K for the year ended
          December 31, 2001).
10.29     Letter Agreement, dated February 13, 2002, by and among OCM
          Direct, Inc., CarePackages, Inc. and Collegiate Carpets,
          Inc. (incorporated herein by reference from the Registrant's
          Annual Report on Form 10-K for the year ended December 31,
          2001).
10.30     Guaranty by the Registrant, dated February 13, 2002, in
          favor of Bank of America, N.A. (incorporated herein by
          reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).
10.31     Amendment No. 4, dated as of March 29, 2002, among the
          Registrant, the subsidiaries of the Registrant, and
          Reservoir Capital Partners, L.P., Reservoir Capital
          Associates, L.P. and Reservoir Capital Master Fund, L.P.
          (amending the Loan Agreement by and among Student Advantage,
          Inc., the subsidiaries of Student Advantage, Inc., and
          Reservoir Capital Partners, L.P., Reservoir Capital
          Associates, L.P. and Reservoir Capital Master Fund, L.P.)
          (incorporated herein by reference from the Registrant's
          Quarterly Report on Form 10-Q for the quarter year ended
          March 31, 2002).
10.32     Amendment No. 5 to Loan Agreement and Amendment to Warrant
          Agreement, dated as of May 6, 2002, among the Registrant,
          the subsidiaries of the Registrant, and Reservoir Capital
          Partners, L.P., Reservoir Capital Associates, L.P. and
          Reservoir Capital Master Fund, L.P. (amending the Loan
          Agreement by and among Student Advantage, Inc., the
          subsidiaries of Student Advantage, Inc., and Reservoir
          Capital Partners, L.P., Reservoir Capital Associates, L.P.
          and Reservoir Capital Master Fund, L.P.) (incorporated
          herein by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter year ended March 31, 2002).
10.33     Transition Services and General Release Agreement effective as of May 20, 2002 by and between the Registrant and Kenneth
          S. Goldman (incorporated herein by reference from the
          Registrant's Quarterly Report on Form 10-Q for the quarter year ended June 30, 2002).
10.34     Stock Purchase Agreement dated May 6, 2002 by and between
          the Registrant and Richard Bianchina, Jr. (incorporated
          herein by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter year ended June 30, 2002).
10.35     Registration Rights Agreement dated May 6, 2002 by and
          between the Registrant and Richard Bianchina, Jr.
          (incorporated herein by reference from the Registrant's
          Quarterly Report on Form 10-Q for the quarter year ended
          June 30, 2002).
10.36     Stock Purchase Agreement dated May 7, 2002 by and between
          the Registrant and Pentagram Partners, LP. (incorporated
          herein by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter year ended June 30, 2002).
10.37     Registration Rights Agreement dated May 7, 2002 by and
          between the Registrant and Pentagram Partners, LP.
          (incorporated herein by reference from the Registrant's
          Quarterly Report on Form 10-Q for the quarter year ended
          June 30, 2002).
10.38     Stock Purchase Agreement dated May 7, 2002 by and between
          the Registrant and Marc Turtletaub (incorporated herein by reference from the Registrant's Quarterly Report on Form
          10-Q for the quarter year ended June 30, 2002).

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
10.39     Registration Rights Agreement dated May 7, 2002 by and
          between the Registrant and Marc Turtletaub (incorporated
          herein by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter year ended June 30, 2002).
10.40     Promissory Note, dated September 30, 2002, executed and
          delivered by the Registrant to Scholar, Inc. in the original principal amount of $3,500,000 (incorporated herein by
          reference from the Registrant's Current Report on Form 8-K dated September 30, 2002 filed on October 1, 2002).
10.41     Amendment No. 6 to Loan Agreement, dated as of September 30,
          2002, among the Registrant, the subsidiaries of the
          Registrant and Reservoir Capital Partners, L.P., Reservoir
          Capital Associates, L.P. Reservoir Capital Master Fund,
          L.P., and Scholar, Inc. (amending the Loan Agreement by and among the Registrant, the subsidiaries of the Registrant,
          and Reservoir Capital Partners, L.P., Reservoir Capital
          Associates, L.P. and Reservoir Capital Master Fund, L.P.)
          (incorporated herein by reference from the Registrant's
          Current Report on Form 8-K dated September 30, 2002 filed on
          October 1, 2002).
10.42     Promissory Note, dated December 30, 2002, executed and
          delivered by the Registrant to Reservoir Capital Partners,
          L.P. in the original principal amount of $1,712,800
          (incorporated herein by reference from the Registrant's
          Current Report on Form 8-K dated January 2, 2003 filed on
          January 2, 2003).
10.43     Promissory Note, dated December 30, 2002, executed and
          delivered by the Registrant to Reservoir Capital Master
          Fund, L.P. in the original principal amount of $287,200
          (incorporated herein by reference from the Registrant's
          Current Report on Form 8-K dated January 2, 2003 filed on
          January 2, 2003).
10.44     Amendment No. 7 to Loan Agreement, dated as of December 30,
          2002, among the Registrant, the subsidiaries of the
          Registrant and Reservoir Capital Partners, L.P., Reservoir
          Capital Master Fund, L.P., Scholar, Inc., and John Katzman
          (amending the Loan Agreement by and among the Registrant,
          the subsidiaries of the Registrant, and Reservoir Capital
          Partners, L.P., Reservoir Capital Associates, L.P. and
          Reservoir Capital Master Fund, L.P.) (incorporated herein by reference from the Registrant's Current Report on Form 8-K dated January 2, 2003 filed on January 2, 2003).
10.45     Letter agreement dated January 30, 2003 among the
          Registrant, the subsidiaries of the Registrant and Reservoir
          Capital Partners, L.P., Reservoir Capital Associates, L.P.
          Reservoir Capital Master Fund, L.P., Scholar, Inc., and John
          Katzman (amending the Loan Agreement by and among the
          Registrant, the subsidiaries of the Registrant, and
          Reservoir Capital Partners, L.P., Reservoir Capital
          Associates, L.P. and Reservoir Capital Master Fund, L.P.)
          (incorporated herein by reference from the Registrant's
          Current Report on Form 8-K dated February 10, 2003 filed on
          February 10, 2003).
10.46     Promissory Note, dated March 14, 2003, executed and
          delivered by the Registrant to Reservoir Capital Partners,
          L.P. in the original principal amount of $428,200
          (incorporated herein by reference from the Registrant's
          Current Report on Form 8-K dated March 19, 2003 filed on
          March 19, 2003).
10.47     Promissory Note, dated March 14, 2003, executed and
          delivered by the Registrant to Reservoir Capital Master
          Fund, L.P. in the original principal amount of $71,800
          (incorporated herein by reference from the Registrant's
          Current Report on Form 8-K dated March 19, 2003 filed on
          March 19, 2003).
10.48     Amendment No. 8 to Loan Agreement, dated as of March 13,
          2002, among the Registrant, the subsidiaries of the
          Registrant and Reservoir Capital Partners, L.P., Reservoir
          Capital Associates, L.P. Reservoir Capital Master Fund,
          L.P., Scholar, Inc., and John Katzman (amending the Loan
          Agreement by and among the Registrant, the subsidiaries of the Registrant, and Reservoir Capital Partners, L.P.,
          Reservoir Capital Associates, L.P. and Reservoir Capital
          Master Fund, L.P.) (incorporated herein by reference from
          the Registrant's Current Report on Form 8-K dated March 19,
          2003 filed on March 19, 2003).

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
10.49     Promissory Note, dated March 31, 2003, executed and
          delivered by the Registrant to Reservoir Capital Partners,
          L.P. in the original principal amount of $1,284,600
          (incorporated herein by reference from the Registrant's
          Current Report on Form 8-K dated April 4, 2003 filed on
          April 4, 2003).
10.50     Promissory Note, dated March 31, 2003, executed and
          delivered by the Registrant to Reservoir Capital Master
          Fund, L.P. in the original principal amount of $215,400
          (incorporated herein by reference from the Registrant's
          Current Report on Form 8-K dated April 4, 2003 filed on
          April 4, 2003).
10.51     Amendment No. 9 to Loan Agreement, dated as of March 31,
          2002, among the Registrant, the subsidiaries of the
          Registrant and Reservoir Capital Partners, L.P., Reservoir
          Capital Associates, L.P. Reservoir Capital Master Fund,
          L.P., Scholar, Inc., and John Katzman (amending the Loan
          Agreement by and among the Registrant, the subsidiaries of the Registrant, and Reservoir Capital Partners, L.P.,
          Reservoir Capital Associates, L.P. and Reservoir Capital
          Master Fund, L.P.) (incorporated herein by reference from
          the Registrant's Current Report on Form 8-K dated April 4,
          2003 filed on April 4, 2003).
21        Subsidiaries of the Registrant.
23.1      Consent of Ernst & Young LLP.
23.2      Consent of PricewaterhouseCoopers LLP.
99.1      Certifications Pursuant to 18 U.S.C. Section 1350.

---------------

* Management contract or compensatory plan or arrangement filed as an Exhibit to this form pursuant to Items 15 of Form 10-K.

     The consolidated financial statements for the year ended December 31, 2001, included in this Form 10-K were audited by the Registrant's former independent auditors, Arthur Andersen LLP ("Andersen"). Effective June 26, 2002, the Registrant's Board of Directors engaged Ernst & Young LLP as its independent auditors and dismissed Andersen. The Registrant would ordinarily be required to obtain the consent of Andersen to the inclusion into this Form 10-K and the incorporation by reference into the Registrant's registration statements on Form S-8 and Form S-3 of Andersen's report with respect to its consolidated financial statements for the year ended December 31, 2001. However, Andersen was indicted and found guilty of federal obstruction of justice charges and is no longer able to provide such consent. Under these circumstances, Rule 437a promulgated under the Securities Act of 1933, as amended, permits the Registrant to file this Form 10-K without a written consent from Andersen. The absence of Andersen's consent may limit a security holder's recovery on certain claims. In particular, and without limitation, a person who acquires shares of the Registrant will not be able to assert claims against Andersen under Section 11 of the Securities Act of 1933 if this Form 10-K or such registration statements on Form S-8 and Form S-3 contain financial statements audited by Andersen that include an untrue statement of material fact or omit to state a material fact necessary to make other disclosure in those financial statements not misleading. In addition, the ability of Andersen to satisfy any claims (including claims arising from Andersen's provision of auditing and other services to the Registrant) may be limited as a practical matter due to recent events regarding Andersen.