Form 10-K/A
period 2002-12-31
STUDENT ADVANTAGE INC
filed 2003-04-30
CIK 1073508

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                  FORM 10-K/A
                               (AMENDMENT NO. 1)

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

                                EXPLANATORY NOTE

     This Amendment No. 1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission on April 15, 2003, is being filed to provide the information required by Items 10 through 13 of Part III and to provide revised information in the notes to the consolidated financial statements contained in Item 8 of Part II primarily relating to certain borrowings and the effect of Statement of Financial Accounting Standards No. 148. Part IV has been updated to reflect the filing with this amendment of the certifications required by 18 U.S.C. Section 1350.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            STUDENT ADVANTAGE, INC.
                                   FORM 10-K

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                  PART II
Item 8.   Financial Statements and Supplementary Data.................    1

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   37
Item 11.  Executive Compensation......................................   38
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters..................   40
Item 13.  Certain Relationships and Related Transactions..............   43

                                  PART IV
Item 15.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   44
          Signatures..................................................   45
          Certifications..............................................   46

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----
Reports of Independent Auditor and Independent Public
  Accountants...............................................     2
Consolidated Balance Sheets as of December 31, 2001 and
  2002......................................................     6
Consolidated Statement of Operations for the years ended
  December 31, 2000, 2001 and 2002..........................     7
Consolidated Statement of Changes in Stockholders' Equity
  (Deficit) for the years ended December 31, 2000, 2001 and
  2002......................................................     8
Consolidated Statement of Cash Flows for the years ended
  December 31, 2000, 2001 and 2002..........................     9
Notes to Consolidated Financial Statements..................    12

                         REPORT OF INDEPENDENT AUDITOR

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

     As discussed above, the financial statements of Student Advantage, Inc. as of December 31, 2001 and for the year then ended were audited by other auditors who have ceased operations. As described in Note 2, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards (Statement) No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. Our audit procedures regarding the disclosures in Note 2 regarding 2001 included (a) agreeing the previously reported net loss to the previously issued financial statements and the adjustments to reported net loss representing amortization expense (including any related tax effects) recognized in those periods relating to goodwill, intangible assets that are no longer being amortized, deferred credits related to an excess over cost, equity method goodwill, and changes in amortization periods for intangible assets that will continue to be amortized as a result of initially applying Statement No. 142 (including any related tax effects) to the Company's underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net loss to reported net loss, and related loss-per-share amounts. In our opinion, the disclosures for 2001 in Note 2 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

     In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Student Advantage, Inc. at December 31, 2002, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

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

                                                           /s/ Ernst & Young LLP

Boston, Massachusetts
March 31, 2003
Except as to the matter discussed in Note 6
as to which the date is April 28, 2003

THE FOLLOWING REPORT OF ARTHUR ANDERSEN LLP (ANDERSEN) IS A COPY OF THE REPORT PREVIOUSLY ISSUED BY ANDERSEN ON MARCH 29, 2002. THE REPORT OF ANDERSEN IS INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K PURSUANT TO RULE 2-02(E) OF REGULATION S-X. AFTER REASONABLE EFFORTS THE COMPANY HAS NOT BEEN ABLE TO OBTAIN A REISSUED REPORT FROM ANDERSEN. ANDERSEN HAS NOT CONSENTED TO THE INCLUSION OF ITS REPORT IN THIS ANNUAL REPORT ON FORM 10-K. BECAUSE ANDERSEN HAS NOT CONSENTED TO THE INCLUSION OF ITS REPORT IN THIS ANNUAL REPORT, IT MAY BE DIFFICULT TO SEEK REMEDIES AGAINST ANDERSEN AND THE ABILITY TO SEEK RELIEF AGAINST ANDERSEN MAY BE IMPAIRED.

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

                             STUDENT ADVANTAGE, INC

                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                 2000        2001       2002
                                                              ----------   --------   --------
                                                              (RESTATED)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in restricted cash....................   $     --    $   (667)  $    152
  Proceeds from sale of preferred and common stock, net of
    issuance costs..........................................      9,965       9,800      2,725
  Repayment of note from stockholder........................         29          --         --
  Proceeds from exercise of common stock options, warrants
    and employee stock purchase plan........................        586         341         71
  Repayment of capital lease obligations....................       (217)     (1,489)    (1,130)
  Proceeds of revolving line of credit, net.................         --          11      1,670
  Proceeds from related party note payable..................         --          --      3,500
  Repayment of note payable.................................         --      (1,100)    (7,700)
  Proceeds of notes payable.................................         --      10,200      4,500
                                                               --------    --------   --------
      Net cash provided by financing activities.............     10,363      17,096      3,788
                                                               --------    --------   --------
Net decrease in cash and cash equivalents...................     (2,608)     (7,669)    (2,335)
Cash and cash equivalents, beginning of period..............     15,370      12,762      5,093
                                                               --------    --------   --------
Cash and cash equivalents, end of period....................   $ 12,762    $  5,093   $  2,758
                                                               ========    ========   ========
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for interest....................   $      5    $    315   $  1,204
                                                               ========    ========   ========
  Cash paid during the year for taxes.......................   $     --    $     --   $    159
                                                               ========    ========   ========
Supplemental Disclosure of Noncash Activities:
  Issuance of warrants to purchase common stock.............   $  2,100    $  6,000   $     --
                                                               ========    ========   ========
  During 2000, the Company acquired businesses as follows:
  Fair value of intangible and tangible assets and goodwill
    acquired................................................   $ 21,292    $     --   $     --
  Common stock, common stock options and warrants issued....     (6,536)         --         --
  Cash paid.................................................    (11,004)         --         --
                                                               --------    --------   --------
  Liabilities assumed.......................................   $  3,752    $     --   $     --
                                                               ========    ========   ========
  During 2001, the Company acquired businesses as follows:
  Fair value of intangible and tangible assets and goodwill
    acquired................................................   $     --    $ 30,744   $     --
  Common stock, common stock options and warrants issued....         --      (6,331)        --
  Cancellation of debt......................................         --      (1,000)        --
  Decrease in prior investment..............................         --      (3,200)        --
  Cash paid.................................................         --      (9,198)        --
                                                               --------    --------   --------
  Liabilities assumed.......................................   $     --    $ 11,015   $     --
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

     - The Company will be able to defer repayment of amounts owed to Reservoir Capital and Scholar, Inc. (see Note 6) under the terms of the loan agreement, assuming successful renegotiation with the lenders which will result in the outstanding amounts being refinanced.

     - The Company will be able to extend the termination date of the revolving loan with Bank of America entered into by OCM Direct, a subsidiary of the Company. This revolving loan was scheduled to terminate on April 30, 2003. On April 30, 2003, we amended the loan to provide that it terminate on May 14, 2003.

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

  CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash and cash equivalents. The Company invests its excess cash in money markets and certificates of deposit, which are subject to minimal credit and market risk. The Company's cash equivalents are classified as "available for sale" and are recorded at cost, which approximates fair value. As of December 31, 2001 and 2002, the Company had cash and cash equivalents of $5.1 and $2.8 million, respectively. In addition, the Company has restricted cash of $0.7 and $0.5 million at December 31, 2001 and 2002, respectively which is being held by our third party credit card processor and in an escrow account as agreed in certain acquisitions.

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

                                       BALANCE AT
                                        PREVIOUS                                    BALANCE AT
                                       END OF YEAR   ADDITIONS(A)   DEDUCTIONS(B)   END OF YEAR
                                       -----------   ------------   -------------   -----------
                                                            (IN THOUSANDS)
December 31, 2000:
  Allowance for doubtful accounts....     $328           $527           $ (40)         $815

December 31, 2001:
  Allowance for doubtful accounts....     $815           $655           $(733)         $737

December 31, 2002:
  Allowance for doubtful accounts....     $737           $521           $(990)         $268

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

 SEGMENT DISCLOSURE

     In accordance with Statements of Financial Accounting Standards No. 131 "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"), the Company believes that although it has two operating segments, OCM Direct and the remainder of the business, the Company reports as one reporting segment in accordance with the aggregation provisions inherent in SFAS No. 131.

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

                            STUDENT ADVANTAGE, INC.

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

                            STUDENT ADVANTAGE, INC.

     Had compensation cost for the Company's option grants been determined based on the fair value at the date of grant consistent with the method prescribed by SFAS No. 123, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below:

                                                               YEAR ENDED DECEMBER 31,
                                                       ---------------------------------------
                                                          2000          2001          2002
                                                       -----------   -----------   -----------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net loss:
  As reported........................................   $(28,722)     $(35,788)     $(15,930)
  Add:    Stock-based employee compensation expense
          included in reported net loss, net of
          related tax effects........................        771           539            49
  Deduct: Total stock-based employee compensation
          determined under fair value based method
          for all awards, net of related tax
          effects....................................     (5,788)       (6,755)       (2,957)
                                                        --------      --------      --------
  Pro forma net loss.................................    (33,739)      (42,004)      (18,838)
Basic and diluted net loss per share:
  As reported........................................      (7.86)        (8.04)        (3.10)
  Pro forma..........................................      (9.23)        (9.43)        (3.66)

  INCOME TAXES

     The Company applies Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", ("SFAS No. 109") which requires the Company to recognize deferred tax assets and liabilities for expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates and laws that will be in effect for the year in which the differences are expected to reverse. SFAS No. 109 requires deferred tax assets and liabilities to be adjusted when the tax rates or other provisions of the income tax laws change.

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

                            STUDENT ADVANTAGE, INC.

  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation- Transition and Disclosure -- amendment of SFAS 123", ("SFAS No. 148"). SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this statement amends the disclosure requirements for SFAS 123, to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has elected to continue to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", "APB 25", and related interpretations. Accordingly, compensation cost for stock options and restricted stock awards is measured as the excess, if any, of the quoted market price of our stock at the date of the grant over the exercise price an employee must pay to acquire the stock. The Company has adopted the annual disclosure provisions of SFAS 148 in our financial statements for the year ended December 31, 2002 and will adopt the interim disclosure provisions in our financial statements for the quarter ended March 31, 2003. Since the adoption of SFAS 148 involves disclosure only, the Company does not expect a material impact on our earnings or on our financial position.

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

     On May 10, 2001, the Company acquired certain assets of Edu.com, Inc., a privately held e-commerce company specializing in sales of consumer electronics, hardware and software to students. Prior to the

                            STUDENT ADVANTAGE, INC.

acquisition, the Company was a stockholder of Edu.com and a party to a marketing and distribution agreement with Edu.com. On November 12, 1999, the Company made an equity investment in Edu.com of approximately $4.3 million in exchange for approximately 92,200 shares of Series B preferred stock and entered into a marketing and distribution agreement with Edu.com providing for payments of $2.0 million to the Company over the term of the agreement. In January 2000, the Company invested an additional $1.0 million in exchange for approximately 21,700 shares of Series B preferred stock. At December 31, 2000, $1.0 million remained payable under the agreement. In satisfaction of this obligation, the Company accepted a secured promissory note, which was payable on December 31, 2001, from Edu.com. In connection with the Company's acquisition of certain assets of Edu.com in May 2001, the Company issued 9,000 shares of its common stock and a warrant to purchase 22,500 shares of common stock with an exercise price of $22.80 and a warrant to purchase 22,500 shares of common stock with an exercise price of $34.20, and assumed certain liabilities of Edu.com. In addition, the Company canceled the $1.0 million secured promissory note previously issued to it by Edu.com in exchange for the transfer of assets securing the note. This consideration, including the Company's previous investment in Edu.com was accounted for as a purchase business combination in accordance with APB Opinion No. 16, "Business Combinations". The resulting treatment of the additional investment is in accordance with Accounting Principles Board Opinion No. 19: The Equity Method for Accounting for Investments in Common Stock ("APB 18"), which requires the application of step accounting in accordance with Accounting Research Bulletin 51: Consolidated Financial Statements Elimination of Intercompany Investment ("ARB 51"). Accordingly, the Company retroactively restated its investment in Edu.com on the equity method of accounting and recorded its ownership percentage of Edu.com's net loss for the year ended December 31, 2000. As a result of applying the equity method in Edu.com, a portion of the cost of the Company's investment has been allocated to the equity in the net assets of Edu.com, amounting to approximately $0.2 million, and $0.5 million for the transactions occurring in 2000 and 2001 respectively. Goodwill and other intangible assets aggregated approximately $1.6 million in connection with the acquisition of Edu.com. During the fourth quarter of 2001, the Company evaluated the value of the acquisition under FAS 121, due to the announced restructuring of the Company. As a result, the Company determined that the remaining balance of goodwill was permanently impaired and accordingly recorded a loss on investment of $0.9 million. In addition to the loss, the Company had amortized $0.7 million of goodwill as of December 31, 2001.

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

                            STUDENT ADVANTAGE, INC.

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

                            STUDENT ADVANTAGE, INC.

     On November 7, 2001, the Company transferred substantially all of the assets and liabilities relating to its Voice FX business to a newly formed, wholly owned limited liability company, Voice FX, LLC ("Voice FX"). As of the same date, two former managers and owners (the "Buyers") of its Voice FX business, who sold the business to Student Advantage in 1999, entered into a call option agreement (the "Option") with the Company to purchase all of the Company's interest in Voice FX. In consideration for the entering into the Option the Company received $0.9 million, of which $0.6 million was paid in cash and $0.3 million was in the form of a Promissory Note (the "First Note"), bearing interest of 12.9%, with an original maturity of December 31, 2002. The Option was exercised on November 7, 2001 and on December 31, 2001, the Company sold its interest in Voice FX to the Buyer, for consideration consisting of a Promissory Note for $3.0 million (the "Second Note"), a Promissory Note for $0.9 million (the "Third Note"), and $1.1 million related to the net working capital of the Voice FX business, of which $0.2 million was received January 3, 2002 and $0.9 million was received in March 2002 and potential earn out payments based on future revenues. The Second Note, bearing interest of 14.5%, requires payments of interest to begin on March 31, 2003, with the principal and remaining interest coming due on December 31, 2006. The Third Note, which is non-interest bearing, requires payments of principal beginning June 30, 2003, with the final payment coming due on December 31, 2007. The Company recorded the Second Note and Third Note at their net present value using a discount rate of 8%. As a result of the transaction, the Company recorded a total gain of $1.0 million, which was net of $0.3 million in transaction expenses. Of the gain, $0.5 million was deferred until such time as the outstanding notes are collected. At the time the Buyers consummated the transaction in December 2001, the Company and the Buyer entered into two marketing agreements, under which the Company would provide marketing and promotional services to the Buyer for a cumulative fee of $2.7 million. The services were to be provided from January 1, 2002 through March 31, 2006.

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

                            STUDENT ADVANTAGE, INC.

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

                            STUDENT ADVANTAGE, INC.

The original maturity date of the loan was January 31, 2003, provided that OCM Direct was required to repay all amounts outstanding under the loan for a period of 30 consecutive days between August 1 and October 1, 2002. OCM Direct met this requirement by maintaining a zero balance on the facility from August 9, 2002 through October 1, 2002. As of December 31, 2002, the outstanding principal balance under the OCM loan was $1.7 million. As of December 31, 2002, the Company was in compliance with required financial covenants related to the OCM loan. In January 2003, Bank of America extended the maturity date and borrowing period of the loan to April 30, 2003. On April 30, 2003, Bank of America extended the maturity date and borrowing period on the loan to May 14, 2003.

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

     On March 14, 2003, March 31, 2003 and April 14, 2003, the Company further amended the terms of the credit facility. On March 14, 2003, Reservoir Capital agreed to lend the Company an additional $0.5 million. On March 31, 2003, Reservoir Capital agreed to lend the Company an additional $1.5 million and agreed to change the date on which the Company is required to repay $4.0 million of borrowings under the loan agreement from March 31, 2003 to April 14, 2002. On April 14, 2003, the repayment date for the $4.0 million was amended to become April 28, 2003. On April 28, 2003, the repayment date for the $4.0 million was amended again to become May 2, 2003.

                            STUDENT ADVANTAGE, INC.

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

     On May 1, 2001, the Company issued 500,000 shares of common stock to five investors, for an aggregate purchase price of $10 million. We also issued to these investors warrants to purchase an additional 230,000 shares of common stock, including warrants to purchase 150,000 shares of common stock with an exercise price of $30.00 per share and warrants to purchase 80,000 shares of common stock with an exercise price of $10.00 per share. The warrants to purchase 80,000 shares with an exercise price of $10.00 per share are subject to a final exercise price adjustment on May 1, 2003 based upon volume-weighted average sales prices (but not less than $10.00 per share). An adjustment described in the preceding sentence to the exercise price of the warrants shall not result in an adjustment to the number of shares of common stock issuable upon exercise of the warrants. See warrant footnote below for discussion of the valuation of the warrants issued related to this transaction.

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

                            STUDENT ADVANTAGE, INC.

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

                            STUDENT ADVANTAGE, INC.

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

                            STUDENT ADVANTAGE, INC.

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

                                                               YEAR ENDED DECEMBER 31,
                                                       ---------------------------------------
                                                          2000          2001          2002
                                                       -----------   -----------   -----------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net loss:
  As reported........................................   $(28,722)     $(35,788)     $(15,930)
  Add:    Stock-based employee compensation expense
          included in reported net loss, net of
          related tax effects........................        771           539            49
  Deduct: Total stock-based employee compensation
          determined under fair value based method
          for all awards, net of related tax
          effects....................................     (5,788)       (6,755)       (2,957)
                                                        --------      --------      --------
  Pro forma net loss.................................    (33,739)      (42,004)      (18,838)
Basic and diluted net loss per share:
  As reported........................................      (7.86)        (8.04)        (3.10)
  Pro forma..........................................      (9.23)        (9.43)        (3.66)

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

                            STUDENT ADVANTAGE, INC.

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

                            STUDENT ADVANTAGE, INC.

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

                            STUDENT ADVANTAGE, INC.

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

                            STUDENT ADVANTAGE, INC.

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

---------------

* All share and per share items have been adjusted to reflect the one-for-ten reverse split of the Common Stock effected on June 28, 2002

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding our executive officers is included in Part I under the section captioned "Executive Officers of the Registrant".

     The members of our Board of Directors as of April 30, 2003 are as follows:

     CHARLES E. YOUNG, age 71, has served as a member of our Board of Directors since September 1999. Dr. Young has served as President of the University of Florida since November 1999. Dr. Young served as Chancellor of the University of California Los Angeles (UCLA) from September 1968 to June 1997, and served as Chancellor Emeritus of UCLA from July 1997 to October 1999. Dr. Young currently serves as a Director of Intel Corporation.

     JOHN M. CONNOLLY, age 50, has served as a member of our Board of Directors since May 1999. Mr. Connolly founded Mainspring, Inc., an internet e-strategy service firm, and served as its Chairman of the Board, President and Chief Executive Officer from June 1996 until it was acquired by IBM in June 2001. From June 2001 until November 2002, Mr. Connolly served as General Manager, Global Head of IBM Strategy & Change Consulting. Mr. Connolly currently serves as Partner, Vice President and General Manager, Financial Services Sector, IBM Business Consulting Services, Americas and Global Business Consulting Services.

     RAYMOND V. SOZZI, JR., age 34, founded the Company in 1992 and has served as Chairman of our Board of Directors and our President and Chief Executive Officer since the Company's inception.

     WILLIAM S. KAISER, age 47, has served as a member of our Board of Directors since October 1998. Since 1986, Mr. Kaiser has been an employee of Greylock Management Corporation, a venture capital company, and he is a general partner of several venture capital funds affiliated with Greylock. Mr. Kaiser currently serves as a Director of Red Hat, Inc.

     MARC J. TURTLETAUB, age 57, has served as a member of our Board of Directors since October 1998. Mr. Turtletaub has served as Manager of Deep River Ventures L.L.C., an entity which invests in growth companies, since December 1999. Mr. Turtletaub served as Chief Executive Officer of The Money Store, Inc., a financial services company, from 1979 through 1999.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based solely on our review of reports filed by our "reporting persons" under Section 16(a)of the Securities Exchange Act of 1934, as amended ("Section 16(a)"), we believe that during Fiscal 2002 all filings required to be made by reporting persons were timely made in accordance with the requirements of
Section 16(a), except that Mr. Turtletaub failed to file a Form 4 or a Form 5 reporting the acquisition on May 6, 2002 of 133,333 shares of common stock and the right, exercisable on or before November 1, 2002, to purchase an additional 16,666 shares for $7.50 a share and 16,666 shares for $10.00 per share.

ITEM 11.  EXECUTIVE COMPENSATION

  SUMMARY COMPENSATION

     The following Summary Compensation Table sets forth certain information concerning the compensation for each of the last three fiscal years of (1) our Chief Executive Officer, and (2) our four most highly compensated executive officers who were serving as executive officers on December 31, 2002 (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                         LONG-TERM
                                                                        COMPENSATION
                                                                         AWARDS(2)
                                                                        ------------
                                              ANNUAL COMPENSATION(1)     SECURITIES
                                     FISCAL   -----------------------    UNDERLYING     ALL OTHER
NAME AND PRINCIPAL POSITION           YEAR     SALARY        BONUS(3)     OPTIONS      COMPENSATION
---------------------------          ------   ---------      --------   ------------   ------------
Raymond V. Sozzi, Jr...............   2002    $ 180,000      $     --          --        $ 4,380(4)
  Chairman of the Board, Chief        2001    $ 170,000(5)         --          --         29,412(6)
  Executive Officer and President     2000      156,000       115,000          --         24,343(7)
Jay P. Summerall(8)................   2002      169,167            --          --             --
  Executive Vice President, Student   2001      147,885            --          --             --
  Services and Chief Operating
  Officer                             2000       87,231        37,500      25,000         50,000(9)
Heather L. Lourie..................   2002      149,583         5,276          --             --
  Vice President, Corporate           2001      137,423        35,000          --             --
  Development                         2000      120,193        53,500          --             --
Michael J. Phelan(10)..............   2002      149,583            --          --             --
  Vice President, Corporate
  Marketing                           2001      112,538        30,000          --             --
  and Partnerships                    2000           --            --       4,000             --
Kevin M. Roche(11).................   2002      144,791            --          --             --
  Vice President, Human Resources     2001      137,800        21,000          --             --
                                      2000      120,193        35,000       5,000             --

---------------

 (1) In accordance with the rules of the Securities and Exchange Commission, other compensation in the form of perquisites and other personal benefits has been omitted in those instances where such perquisites and other personal benefits constituted less than the lesser of $50,000 or 10% of the total of annual salary and bonus for the executive officer for the fiscal year.

 (2) We did not grant any stock appreciation rights or make any long-term incentive plan payouts during the years ended December 31, 2000, 2001 and 2002. The amounts reflect a 10 for 1 reverse split of the common stock effected by us on June 28, 2002.

 (3) The total amount of any bonuses which may be paid with respect to services provided during 2002 have not been determined as of the date hereof. The bonus amounts for 2001 include additional bonuses paid during 2002 for services provided during 2001.

 (4) Represents a contribution by us to Mr. Sozzi's 401(k) account.

 (5) Includes $24,000, which was paid to Mr. Sozzi in 2002.

 (6) Represents $25,042 of legal and accounting expenses paid by us for Mr. Sozzi's personal tax planning during 2001 and a parking allowance of $4,370.

 (7) Represents $19,663 of legal expenses paid by us for Mr. Sozzi's personal tax planning and $4,680 contributed by us to Mr. Sozzi's 401(k) account.

 (8) Mr. Summerall resigned from his position as Chief Operating Officer as of February 7, 2003.

 (9) Represents relocation costs paid to Mr. Summerall.

(10) Mr. Phelan joined the Company as Vice President, Corporate Marketing and Partnerships in February 2001.

(11) Mr. Roche resigned from his position as Vice President, Human Resources as of April 16, 2003.

  OPTION GRANTS

     No options were granted to any of the Named Executive Officers during 2002.

  OPTION EXERCISES AND HOLDINGS

     The following table sets forth certain information concerning the number and value of unexercised options held by each of the Named Executive Officers on December 31, 2002. No options were exercised by any of the Named Executive Officers during 2002.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR END OPTION VALUES

                                             NUMBER OF SHARES            VALUE OF UNEXERCISED
                                          UNDERLYING UNEXERCISED        IN-THE-MONEY OPTIONS AT
                                        OPTIONS AT FISCAL YEAR END        FISCAL YEAR END(1)
                                        ---------------------------   ---------------------------
NAME                                    EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                                    -----------   -------------   -----------   -------------
Raymond V. Sozzi, Jr. ................        --             --            --             --
Jay P. Summerall......................    14,688         10,312            --             --
Heather L. Lourie.....................     7,500          1,999            --             --
Michael J. Phelan.....................     1,750          2,250            --             --
Kevin M. Roche........................     5,377          2,123            --             --

---------------

(1) Based on a value of $0.39 per share, the fair market value per share of the common stock on December 31, 2002.

  EMPLOYMENT AGREEMENTS

     In March 1996, Student Advantage entered into an employment agreement with Mr. Sozzi, which was amended in October 1998. The employment agreement provides for an initial term of employment expiring on January 1, 1999 and automatically renews for successive one-year terms, unless terminated by either party prior to such renewal. The employment agreement provides for a base salary of $150,000 and a bonus at a target level of $75,000 to be determined in the discretion of the Board of Directors, however, the Board of Directors has determined each year beginning in 2001, that Mr. Sozzi's base salary would be $180,000 and his bonus target level is $100,000. Pursuant to the employment agreement, if the Company terminates Mr. Sozzi's employment without cause, Mr. Sozzi is entitled to receive severance benefits, for a period of 18 months following his termination, equal to (1) his base salary, (2) bonus payments at the fixed rate of $75,000 per year for each year or portion thereof, (3) continued participation in all employee benefits, and (4) outplacement services. Mr. Sozzi may terminate the employment agreement if within one year after a change in control of the Company there is a material diminution in his position which is not cured by the Company within ten days of receiving written notice. In addition, Mr. Sozzi has agreed to certain confidentiality, noncompetition and nonsolicitation provisions.

     Each of Messrs. Summerall and Roche and Ms. Lourie has been granted options to purchase Common Stock under the Company's 1998 Stock Incentive Plan. The option agreements for each of these options provide for the acceleration of vesting in the event of a change in control of the Company with respect to the number of shares of that would have vested on a monthly vesting schedule through the date of the change of control and 50% of the remaining unvested shares. If, following a change of control, the successor terminates the employment of the executive officer without cause or the executive officer terminates his employment for certain reasons, vesting of the shares will accelerate in full.

  COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     On May 6, 2002, we issued an aggregate of 360,000 shares of our common stock to three investors, including Marc J. Turtletaub, a member of our Board of Directors and Compensation Committee, for an aggregate purchase price of $2.7 million. We also granted these investors the right, exercisable at any time prior to November 1, 2002, to purchase in the aggregate an additional 45,000 shares of common stock for a purchase price of $7.50 per share and an additional 45,000 shares of common stock with a purchase price of $10.00 per share. On November 1, 2002, the right to purchase additional shares expired unexercised. Mr. Turtletaub purchased 133,333 shares and had the right to purchase and additional 16,666 shares for $7.50 a share and 16,666 shares for $10.00 per share.

     On September 30, 2002, we entered into a $3.5 million loan agreement with Scholar, Inc., an entity formed by Raymond V. Sozzi, Jr., our President and Chief Executive Officer, Atlas II, L.P., Greylock IX Limited Partnership ("Greylock") and certain other stockholders. The loan is referred to as the Scholar loan, has an interest rate of 8% per annum, matures on July 1, 2003 and otherwise has the same terms as the Reservoir Capital credit facility. William
S. Kaiser, a member of our Board of Directors and Compensation Committee, is the general partner of Greylock IX GP Limited Partnership, which is the general partner of Greylock.

  COMPENSATION OF DIRECTORS

     Members of our Board of Directors are reimbursed for expenses incurred in connection with their attendance at Board of Directors and committee meetings. Directors receive no other cash compensation for serving as directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the beneficial ownership of our common stock as of April 15, 2003, (1) by each person who is known by us to beneficially own more than 5% of the outstanding shares of common stock, (2) by each director,
(3) by each of the executive officers named in the Summary Compensation Table set forth under the caption "Executive Compensation" above, and (4) by all current directors and executive officers as a group. Unless otherwise indicated,
(1) each person or entity named in the table has sole voting power and investment power (or shares such power with his or her spouse) with respect to all shares of capital stock listed as beneficially owned by such person or entity and (2) the address of each beneficial owner is c/o Student Advantage, Inc., 280 Summer Street, Boston, Massachusetts 02210. As of April 15, 2003, there were 5,374,019 shares of common stock outstanding.

                                                                 SHARES      PERCENTAGE OF
                                                              BENEFICIALLY   COMMON STOCK
NAME OF BENEFICIAL OWNER                                         OWNED        OUTSTANDING
------------------------                                      ------------   -------------
5% STOCKHOLDERS
Entities affiliated with Scholar, Inc.(1)...................     2,212,901       41.2%
Richard Jacinto II(2)(1)....................................       803,742       15.0
Raymond V. Sozzi, Jr.(1)....................................       756,298       14.1
Greylock IX Limited Partnership(3)(1).......................       450,000        8.3
William S. Kaiser(3)(1).....................................       450,000        8.3
Marc J. Turtletaub..........................................       433,333        8.1
Atlas II, L.P.(2)(1)........................................       409,126        7.6
Pentagram Partners, L.P.(2)(1)..............................       394,616        7.3
G. Todd Eichler(1)..........................................       202,861        3.8
Scholar, Inc.(1)............................................             0          *

OTHER DIRECTORS
John M. Connolly(4).........................................           875          *

                                                                 SHARES      PERCENTAGE OF
                                                              BENEFICIALLY   COMMON STOCK
NAME OF BENEFICIAL OWNER                                         OWNED        OUTSTANDING
------------------------                                      ------------   -------------
Charles E. Young(5).........................................           750          *

OTHER NAMED EXECUTIVES
Jay P. Summerall(6).........................................        17,207          *
Kevin M. Roche(7)...........................................         6,973          *
Heather L. Lourie(8)........................................        12,698          *
Michael J. Phelan(9)........................................         2,250          *
All executive officers and directors as a group (9
  persons)(10)..............................................     1,663,958       30.9

---------------

  *  Less than 1%.

 (1) Mr. Sozzi, Atlas II, L.P., Pentagram Partners, L.P., Richard Jacinto II, Greylock IX Limited Partnership, William S. Kaiser, G. Todd Eichler and Scholar, Inc. (collectively, the "Reporting Persons") may be deemed to have formed a "group" under Section 13(d) of the Securities Exchange Act of 1934, as amended, for the purpose of providing a loan to us and discussing with a Special Committee of our Board of Directors the possibility of a merger or acquisition of Student Advantage. To accomplish these purposes, the Reporting Persons formed Scholar, in which the Reporting Persons are stockholders. On September 30, 2002, Scholar loaned the Issuer $3.5 million.

     The 2,212,901 shares of common stock deemed to be beneficially owned by the Reporting Persons consist of the following: (1) 756,298 shares, over which Mr. Sozzi has sole voting and investment power; (2) 409,126 shares over which Atlas II, L.P. has sole voting and investment power; (3) 394,616 shares over which Pentagram Partners, L.P. has sole voting and investment power; (4) 425,000 shares and 25,000 shares subject to presently exercisable warrants held by Greylock IX Limited Partnership; (5) 202,861 shares over which Mr. Eichler has sole voting and investment power and (6) 0 shares held by Scholar, Inc. Richard Jacinto II is the General Partner of Atlas II, L.P. and Pentagram Partners, L.P. and has sole voting and investment power with respect to the 803,742 shares held by Atlas II, L.P. and Pentagram Partners, L.P. Mr. Kaiser is a general partner of Greylock IX GP Limited Partnership, the general partner of Greylock IX Limited Partnership. Greylock IX GP Limited Partnership has sole voting and investment power with respect to the shares held by Greylock IX GP Limited Partnership. Mr. Kaiser disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein.

     This information is based solely on a Schedule 13D filed with the Securities and Exchange Commission ("SEC") on October 8, 2002 by the Reporting Persons, except for the number of shares owned by Mr. Sozzi, which are provided as of April 15, 2003.

 (2) Consists of shares held by Atlas II, L.P. and Pentagram Partners, L.P. as a group. Atlas II, L.P. has sole voting and investment power with respect to 409,126 shares and Pentagram Partners has sole voting and investment power with respect to 394,616 shares. Richard Jacinto II is the General Partner of Atlas II, L.P. and Pentagram Partners, L.P. and has sole voting and investment power with respect to the shares held by Atlas II, L.P. and Pentagram Partners, L.P. The address for Atlas II, L.P., Pentagram Partners, L.P. and Mr. Jacinto is 630 Fifth Avenue, 20th Floor, New York, New York 10100. This information is based solely on a Schedule 13D filed with the SEC on October 8, 2002 by Atlas II, L.P., Pentagram Partners, L.P. and Mr. Jacinto.

 (3) Consists of 425,000 shares held of record and 25,000 shares subject to warrants that were exercisable on or within 60 days of April 15, 2003 by Greylock IX Limited Partnership. Mr. Kaiser is a general partner of Greylock IX GP Limited Partnership, the general partner of Greylock IX Limited Partnership. Greylock IX GP Limited Partnership has sole voting and investment power with respect to these shares. Mr. Kaiser disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein. The address for Greylock IX Limited Partnership and Greylock IX GP Limited Partnership is

     One Federal Street, Boston, Massachusetts 02110. This information is based solely on a Schedule 13G filed with the SEC on February 11, 2003.

 (4) Consists of 875 shares subject to options held by Mr. Connolly that were exercisable on or within 60 days of April 15, 2003.

 (5) Consists of 750 shares subject to options held by Mr. Young that were exercisable on or within 60 days of April 15, 2003.

 (6) Consists of 16,407 shares subject to options held by Mr. Summerall that were exercisable on or before May 7, 2003 and 800 shares held by Mr. Summerall's minor children. Mr. Summerall resigned from his position as Chief Operating Officer on February 7, 2003.

 (7) Includes 5,814 shares subject to options held by Mr. Roche that were exercisable on or within 60 days of April 15, 2003. Mr. Roche resigned from his position as Vice President, Human Resources on April 16, 2003.

 (8) Includes of 8,999 shares subject to options held by Ms. Lourie that were exercisable on or within 60 days of April 15, 2003.

 (9) Consists of 2,250 shares subject to options held by Mr. Phelan that were exercisable on or within 60 days of April 15, 2003.

(10) Includes 19,469 shares subject to options held by the executive officers and directors and 25,000 shares subject to a warrant that a director may be deemed to beneficially own that were exercisable on or within 60 days of April 15, 2003. Also includes the shares held by Mr. Roche who resigned on April 16, 2003.

                      EQUITY COMPENSATION PLAN INFORMATION

     The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2002:

                                                                                             (C)
                                       (A)                      (B)             NUMBER OF SECURITIES REMAINING
                             NUMBER OF SECURITIES TO      WEIGHTED-AVERAGE      AVAILABLE FOR FUTURE ISSUANCE
                             BE ISSUED UPON EXERCISE     EXERCISE PRICE OF        UNDER EQUITY COMPENSATION
                             OF OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,     PLANS (EXCLUDING SECURITIES
PLAN CATEGORY                WARRANTS AND RIGHTS(1)    WARRANTS AND RIGHTS($)   REFLECTED IN COLUMN(A))(2)(3)
-------------                -----------------------   ----------------------   ------------------------------
Equity compensation plans
  approved by security
  holders..................          390,081                   $36.91                      428,664
Equity compensation plans
  not approved by security
  holders..................            1,750                   $15.00                          -0-
                                     -------                   ------                      -------
  Total....................          391,831                   $51.91                      428,664
                                     =======                   ======                      =======

---------------

(1) This table excludes an aggregate of 7,375 shares issuable upon exercise of outstanding options assumed by us in connection with various acquisition transactions. The weighted average exercise price of the excluded options is $41.39.

(2) In addition to being available for future issuance upon exercise of options that may be granted after December 31, 2002, 404,619 shares under the 1998 Stock Incentive Plan may instead be issued in the form of restricted stock, unrestricted stock, stock appreciation rights, performance shares or other equity-based awards.

(3) Includes 24,045 shares issuable under our 1999 Employee Stock Purchase Plan and 404,619 shares issuable under our 1998 Stock Incentive Plan.

     As approved by our Board of Directors, in September 2001, we issued a warrant to purchase 1,750 shares of common stock with an exercise price of $15.00 per share to a service provider as compensation for the services provided.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On May 6, 2002, we issued an aggregate of 360,000 shares of our common stock to three investors, including Marc J. Turtletaub, a member of our Board of Directors and Compensation Committee, for an aggregate purchase price of $2.7 million. We also granted these investors rights, exercisable at any time prior to November 1, 2002, to purchase in the aggregate an additional 45,000 shares of common stock for a purchase price of $7.50 per share and 45,000 shares of common stock with a purchase price of $10.00 per share. On November 1, 2002, the right to purchase additional shares expired unexercised. Mr. Turtletaub purchased 133,333 shares on May 6, 2002 and had rights to purchase an additional 16,666 shares for $7.50 a share and 16,666 shares for $10.00 per share.

     On December 30, 2002, our lenders, Reservoir Capital Partners, L.P., Reservoir Capital Master Fund, L.P. and Reservoir Capital Associates, L.P. (collectively, "Reservoir Capital"), agreed to reduce the total amount of outstanding indebtedness under our credit facility with Reservoir Capital from approximately $15.7 million to $9.5 million in exchange for a guarantee from John Katzman, a member of our Board of Directors and Compensation Committee who resigned at the time the amendment was consummated. In exchange for his guarantee, we agreed to pay Mr. Katzman a $1.0 million fee payable at the time of certain loan repayments. The fee obligation to Mr. Katzman carries an annual interest rate of 12% and must be paid by the July 1, 2003 loan maturity date of the Reservoir Capital credit facility.

     On September 30, 2002, we entered into a $3.5 million loan agreement with Scholar, Inc., an entity formed by Raymond V. Sozzi, Jr., our President and Chief Executive Officer, Atlas II, L.P., Greylock IX Limited Partnership ("Greylock") and certain other stockholders. The loan is referred to as the Scholar loan, has an interest rate of 8% per annum, matures on July 1, 2003 and otherwise has the same terms as the Reservoir Capital credit facility. William
S. Kaiser, a member of our Board of Directors, Audit Committee and Compensation Committee, is the general partner of Greylock IX GP Limited Partnership, which is the general partner of Greylock.

     As of May 20, 2002, the Company and its former Chief Financial Officer, Kenneth S. Goldman, entered into a Transitional Services and General Release Agreement (the "Severance Agreement"). The Severance Agreement provides, among other things, for the termination of Mr. Goldman's full-time employment no later than October 4, 2002 (the "Termination Date"). The Severance Agreement provides that until the Termination Date, Mr. Goldman shall assist us with transition services at reduced hours, in exchange for payment of his annualized salary of $170,000 and full benefits (other than the continued accruing of vacation or sick-time or eligibility for bonuses, profit-sharing or 401(k) plan Company matching) including continued vesting of his stock options. In addition, the Severance Agreement contains release of claims and non-disparagement provisions. Any confidentiality and/or non-competition agreements between the Company and Mr. Goldman remain in effect.

     In 2002, Raymond V. Sozzi, Jr., the Company's Chairman of the Board, President and Chief Executive Officer, advanced an aggregate of $1.1 million to the Company, all of which was repaid in 2002.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)(1) LIST OF FINANCIAL STATEMENTS

     The following are the consolidated financial statements of Student Advantage, Inc. and its subsidiaries appearing elsewhere herein:

     Reports of Independent Auditor and Independent Public Accountants Consolidated Balance Sheets as of December 31, 2001 and 2002
     Consolidated Statements of Operations for the years ended December 31, 2000, 2001 and 2002
     Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2000, 2001 and 2002
     Consolidated Statements of Cash Flows for the years ended December 31, 2000, 2001 and 2002

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2003.

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

                    SIGNATURE                                       TITLE                       DATE
                    ---------                                       -----                       ----

            /s/ RAYMOND V. SOZZI, JR.                Chairman of the Board of Directors,   April 30, 2003
 ------------------------------------------------       President and Chief Executive
              Raymond V. Sozzi, Jr.                     Officer (Principal Executive
                                                                  Officer)


                /s/ SEVIM M. PERRY                       Vice President Finance and        April 30, 2003
 ------------------------------------------------      Assistant Treasurer (Principal
                  Sevim M. Perry                      Financial and Accounting Officer)


               /s/ JOHN M. CONNOLLY                               Director                 April 30, 2003
 ------------------------------------------------
                 John M. Connolly


              /s/ WILLIAM S. KAISER                               Director                 April 30, 2003
 ------------------------------------------------
                William S. Kaiser


              /s/ MARC J. TURTLETAUB                              Director                 April 30, 2003
 ------------------------------------------------
                Marc J. Turtletaub


               /s/ CHARLES E. YOUNG                               Director                 April 30, 2003
 ------------------------------------------------
                 Charles E. Young

                                 CERTIFICATIONS

I, Raymond V. Sozzi, Jr., certify that:

     1. I have reviewed this annual report on Form 10-K/A of Student Advantage, Inc.;

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

Dated: April 30, 2003

                                 CERTIFICATIONS

I, Sevim M. Perry, certify that:

     1. I have reviewed this annual report on Form 10-K/A of Student Advantage, Inc.;

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

Dated: April 30, 2003

                                 EXHIBIT INDEX

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
 3.1      Amended and Restated Certificate of Incorporation of the
          Registrant (incorporated herein by reference from the
          Registrant's Annual Report on Form 10-K for the year ended
          December 31, 1999).
 3.2      Certificate of Amendment of Amended and Restated Certificate
          of Incorporation of the Registrant (incorporated herein by reference from the Registrant's Quarterly Report on Form
          10-Q for the quarter ended June 30, 2002).
 3.3      Amended and Restated By-Laws of the Registrant, as amended
          (incorporated herein by reference from the Registrant's
          Annual Report on Form 10-K for the year ended December 31,
          1999).
10.1      1998 Stock Incentive Plan, as amended (incorporated herein by reference from the Registrant's Definitive Proxy
          Statement on Schedule 14A filed on April 4, 2001).*
10.2      1999 Employee Stock Purchase Plan as amended.+
10.3      Form of Indemnification Agreement between the Registrant and each of its directors and officers (incorporated herein by reference from the Registrant's Registration Statement on
          Form S-1 (File No. 333-75807)).*
10.4      Investor Rights Agreement, dated as of October 20, 1998,
          among the Registrant and certain stockholders (incorporated herein by reference from the Registrant's Registration
          Statement on Form S-1 (File No. 333-75807)).*
10.5      Employment Agreement, dated March 25, 1996, between the
          Registrant and Raymond V. Sozzi, Jr., as amended by First
          Amendment to Employment Agreement, dated as of October 20,
          1998 (incorporated herein by reference from the Registrant's
          Registration Statement on Form S-1 (File No. 333-75807)).*
10.6      Leases for premises at 280 Summer Street, Boston,
          Massachusetts (incorporated herein by reference from the
          Registrant's Registration Statement on Form S-1 (File No.
          333-75807).
10.7      Sublease, dated as of May 20, 1999, between the Registrant and Morrison, Mahoney & Miller, LLP (incorporated herein by reference from the Registrant's Registration Statement on
          Form S-1 (File No. 333-92367)).
10.8      Investment Agreement, dated March 25, 1996, between the
          Registrant and Princeton Review Publishing, L.L.C.
          (incorporated herein by reference from the Registrant's
          Registration Statement on Form S-1 (File No. 333-75807)).
10.9      Letter Agreement, dated September 8, 1997, between the
          Registrant and Princeton Review Publishing. (incorporated
          herein by reference from the Registrant's Registration
          Statement on Form S-1 (File No. 333-75807)).
10.10     Letter Agreement, dated October 20, 1998, between the
          Registrant and Princeton Review Publishing, L.L.C.
          (incorporated herein by reference from the Registrant's
          Registration Statement on Form S-1 (File No. 333-75807)).
10.11     Mailing and Fulfillment Services Agreement, dated August 8,
          1996, between the Registrant and Aero Fulfillment Services
          (incorporated herein by reference from the Registrant's
          Registration Statement on Form S-1 (File No. 333-75807)).
10.12     Common Stock Purchase Warrant, Number 7, dated October 27,
          2000, issued to At Home Corporation (incorporated herein by reference from the Registrant's Quarterly Report on Form
          10-Q for the quarter ended September 30, 2000).
10.13     Common Stock Purchase Warrant, Number 9, dated October 27,
          2000, issued to Hare & Co. f/b/o John Hancock Small Cap
          Value Fund (incorporated herein by reference from the
          Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

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
10.49     Promissory Note, dated March 31, 2003, executed and
          delivered by the Registrant to Reservoir Capital Partners,
          L.P. in the original principal amount of $1,284,600
          (incorporated herein by reference from the Registrant's
          Current Report on Form 8-K dated April 4, 2003 filed on
          April 4, 2003).
10.50     Promissory Note, dated March 31, 2003, executed and
          delivered by the Registrant to Reservoir Capital Master
          Fund, L.P. in the original principal amount of $215,400
          (incorporated herein by reference from the Registrant's
          Current Report on Form 8-K dated April 4, 2003 filed on
          April 4, 2003).
10.51     Amendment No. 9 to Loan Agreement, dated as of March 31,
          2002, among the Registrant, the subsidiaries of the
          Registrant and Reservoir Capital Partners, L.P., Reservoir
          Capital Associates, L.P. Reservoir Capital Master Fund,
          L.P., Scholar, Inc., and John Katzman (amending the Loan
          Agreement by and among the Registrant, the subsidiaries of the Registrant, and Reservoir Capital Partners, L.P.,
          Reservoir Capital Associates, L.P. and Reservoir Capital
          Master Fund, L.P.) (incorporated herein by reference from
          the Registrant's Current Report on Form 8-K dated April 4,
          2003 filed on April 4, 2003).
21        Subsidiaries of the Registrant.+
23.1      Consent of Ernst & Young LLP.
23.2      Consent of PricewaterhouseCoopers LLP.
99.1      Certifications Pursuant to 18 U.S.C. Section 1350.

---------------

* Management contract or compensatory plan or arrangement filed as an Exhibit to this form pursuant to Items 15 of Form 10-K.

+ Previously filed.

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