Form 10-Q
period 2003-03-31
STUDENT ADVANTAGE INC
filed 2003-05-15
CIK 1073508

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2003

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes | | No |X|.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,374,019 shares of common stock as of May 12, 2003.

                                 ---------------

                             STUDENT ADVANTAGE, INC.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2003

                                 ---------------

                                      INDEX

                                                                            PAGE(S)
                                                                            -------
PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
            Consolidated Balance Sheets as of March 31, 2003 (Unaudited)
            and December 31, 2002                                              3

            Consolidated Statements of Operations for the three months
            ended March 31, 2003 (Unaudited) and 2002 (Unaudited)              4

            Consolidated Statements of Cash Flows for the three months
            ended March 31, 2003 (Unaudited) and 2002 (Unaudited)              5

            Notes to Consolidated Financial Statements (Unaudited)             6

ITEM 2.     MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS                                         10

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK        25

ITEM 4.     CONTROLS AND PROCEDURES                                           25

PART II.    OTHER INFORMATION                                                 26

ITEM 6.     EXHIBITS AND REPORTS ON FORMS 8-K                                 26

SIGNATURES                                                                    27

CERTIFICATIONS                                                                28

EXHIBIT INDEX                                                                 30

PART 1. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

                                    STUDENT ADVANTAGE, INC.
                                  CONSOLIDATED BALANCE SHEETS
                               (IN THOUSANDS, EXCEPT SHARE DATA)

                                                        MARCH 31,     DECEMBER 31,
                                                          2003            2002
                                                      ------------    ------------
                                                      (unaudited)
                                     ASSETS

Current assets
    Cash and cash equivalents .....................   $      1,733    $      2,758
    Restricted cash ...............................            515             515
    Accounts receivable (net of reserves
      of $268 and $268 at March 31, 2003,
      and December 31, 2002, respectively) ........          2,297           2,948
    Inventory (finished goods) ....................          2,472           1,424
    Prepaid expenses ..............................          1,432           1,991
    Other current assets ..........................            610             557
                                                      ------------    ------------
        Total current assets ......................          9,059          10,193
    Notes receivable ..............................          4,128           4,156
    Property and equipment, net ...................          4,063           5,345
    Goodwill ......................................         16,843          16,843
    Intangible and other assets, net ..............          1,218           1,952
                                                      ------------    ------------
        Total assets ..............................   $     35,311    $     38,489
                                                      ============    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
    Notes payable .................................   $     13,000    $     12,500
    Related party note payable ....................          3,500           3,500
    Borrowings under revolving line of credit .....          3,640           1,670
    Accounts payable ..............................          3,207           5,270
    Accrued compensation ..........................          1,041           1,355
    Other accrued expenses ........................          6,200           5,870
    Deferred revenue and other advances ...........          6,650           8,280
    Current obligation under capital lease ........             80             102
                                                      ------------    ------------
        Total current liabilities .................         37,318          38,547
                                                      ------------    ------------

    Deferred gain .................................            534             534
    Other long-term accrued expenses ..............            136             153
    Notes payable .................................             --              --
    Long-term obligation under capital lease ......             97             108
                                                      ------------    ------------
        Total long-term obligations ...............            767             795
                                                      ------------    ------------
        Total liabilities .........................         38,085          39,342
                                                      ------------    ------------
Commitments and Contingencies (see Note 7)

Stockholders' deficit
    Preferred stock, $0.01 par value, 5,000,000
       shares authorized, no shares issued and
       outstanding ................................             --              --
    Common stock, $0.01 par value;
       authorized: 150,000,000 shares; issued
       and outstanding: 5,362,607 and 5,362,607
       at March 31, 2003 and December 31, 2002,
       respectively ...............................            536             536
    Additional paid-in capital ....................        123,477         123,475
    Accumulated deficit ...........................       (126,737)       (124,814)
    Notes receivable from stockholders ............            (50)            (50)
                                                      ------------    ------------
        Total stockholders' deficit ...............         (2,774)           (853)
                                                      ------------    ------------
        Total liabilities and stockholders' deficit   $     35,311    $     38,489
                                                      ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                             STUDENT ADVANTAGE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                  2003        2002
                                                                --------    --------
Revenue
    Student services ........................................   $  5,131    $  8,671
    Corporate and university solutions ......................        665       1,476
                                                                --------    --------
         Total revenue ......................................      5,796      10,147

Costs and expenses
    Cost of student services revenue ........................      2,145       2,709
    Cost of corporate and university solutions revenue ......         --       1,038
    Product development .....................................      1,703       2,123
    Sales and marketing .....................................      4,092       5,346
    General and administrative ..............................      2,079       3,912
    Depreciation and amortization ...........................      2,027       1,940
                                                                --------    --------

         Total costs and expenses ...........................     12,046      17,068
                                                                --------    --------

Loss from operations ........................................     (6,250)     (6,921)

Realized gain on sale of assets .............................      4,338          --
Interest and other expense ..................................        (11)       (640)
                                                                --------    --------

Net loss ....................................................   $ (1,923)   $ (7,561)
                                                                ========    ========

Basic and diluted net loss per share ........................   $  (0.36)   $  (1.59)
                                                                ========    ========
Shares used in computing basic and diluted net loss per share      5,363       4,756
                                                                ========    ========

----------
* All share and per share items have been adjusted to reflect the one-for ten reverse split of the common stock effected on June 28, 2002

   The accompanying notes are an integral part of these consolidated financial statements.

                              STUDENT ADVANTAGE, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN THOUSANDS)
                                    (UNAUDITED)

                                                                                      FOR THE THREE MONTHS
                                                                                         ENDED MARCH 31,
                                                                                        2003        2002
                                                                                      --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss ......................................................................   $ (1,923)   $ (7,561)
    Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation ...............................................................      1,293       1,780
       Amortization of intangible assets ..........................................        734         160
       Realized gain on sale of assets ............................................     (4,338)         --
       Reserve for allowances and bad debts .......................................         --         200
       Compensation expense relating to issuance of equity ........................         --          49
       Changes in current assets and liabilities, net of effects of acquisitions:
         Accounts and notes receivable ............................................        651       2,731
         Prepaid expenses and other current assets ................................        367         363
         Inventory ................................................................     (1,093)     (1,484)
         Accounts payable .........................................................     (2,054)       (450)
         Accrued compensation .....................................................       (314)       (137)
         Other accrued expenses ...................................................        531      (1,682)
         Deferred revenue .........................................................     (1,630)     (1,213)
                                                                                      --------    --------
         Net cash used in operating activities ....................................     (7,776)     (7,244)
                                                                                      --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of fixed assets .....................................................        (67)       (378)
    Proceeds from sale of assets, net of $119 cash sold ...........................      4,381          --
                                                                                      --------    --------
         Net cash provided by (used in) investing activities ......................      4,314        (378)
                                                                                      --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in restricted cash ...................................................         --        (985)
    Proceeds from other financing obligations .....................................         --         950
    Proceeds from exercise of common stock options and employee stock purchase plan         --          12
    Repayment of capital lease obligations ........................................        (33)       (477)
    Proceeds of revolving lines of credit, net ....................................      1,970       4,730
    Repayment of note payable .....................................................     (1,500)         --
    Proceeds of notes payable .....................................................      2,000          --
                                                                                      --------    --------
         Net cash provided by financing activities ................................      2,437       4,230
                                                                                      --------    --------
Decrease in cash and cash equivalents .............................................     (1,025)     (3,392)
Cash and cash equivalents, beginning of period ....................................      2,758       5,093
                                                                                      --------    --------
Cash and cash equivalents, end of period ..........................................   $  1,733    $  1,701
                                                                                      ========    ========
Cash paid during the period for interest ..........................................   $     63    $    426
                                                                                      ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                             STUDENT ADVANTAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - THE COMPANY

      Student Advantage, Inc. is an integrated media and commerce company focused on the higher education market. The Company works with hundreds of colleges, universities and campus organizations, and more than 15,000 participating national and local business locations to develop products and services that enable students to make purchases less expensively and more conveniently on and around campus.

      Student Advantage, Inc. was incorporated in the State of Delaware on October 20, 1998. The Company began operations in 1992 as a sole proprietorship, converted to a general partnership in 1995, converted to a limited liability company in 1996 and became a C corporation in 1998. From inception through December 1997, the Company's revenue was derived primarily from annual membership fees. Since that time, the Company has expanded its product and service offerings through internal growth as well as acquisitions. However, despite the expansion of products and service offerings, the Company operates as one reporting segment.

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

      The Company has experienced substantial net losses since its inception and, as of March 31, 2003, had an accumulated deficit of $126.7 million. Such losses and accumulated deficit resulted primarily from significant costs incurred in the development of the Company's products and services and the establishment of the Company's infrastructure. As of the filing of the Company's annual report on Form 10-K for the year ended December 31, 2002, certain factors raised concerns about the Company's ability to continue as a going concern. The Company has taken significant steps through the sale of its SA Cash product line, in February 2003, for proceeds of $4.5 million, and the sale of the assets of its OCM Direct subsidiary in early May 2003 for cash proceeds of $15.6 million and $1.8 million in settlement of intercompany obligations and the amendment of the terms of its outstanding indebtedness in May 2003, enabling the Company to significantly reduce its outstanding debt obligations and to restructure the remainder of its debt obligations. The Company's operating and financing plan for the remainder of 2003, assumes that it will be able to achieve significant reduction in net cash loss for the remainder of 2003 and into 2004. However, if the Company's revenue and expense projections do not materialize as anticipated, the Company will be required to obtain additional financing. Failure to generate sufficient revenues, reduce certain discretionary spending and obtain additional capital or financing, if needed, would have a material adverse effect on the Company's ability to achieve its intended business objectives. With the proceeds of the sales of its SA Cash product line and the assets of its OCM Direct subsidiary, the related reduction of its debt obligations and restructuring of its remaining debt, the Company believes that it has sufficient cash resources for at least the next 12 months.

      All share and per share items in these Notes to the Consolidated Financial Statements have been adjusted to reflect the one-for-ten reverse split of the Company's Common Stock effected on June 28, 2002.

      These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in our Annual Report on Form 10-K/A for the year ended December 31, 2002.

UNAUDITED INTERIM FINANCIAL INFORMATION

      The unaudited interim consolidated financial statements of Student Advantage for the three months ended March 31, 2003 and 2002, included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions from Form 10-Q under the Securities Exchange Act of 1934, as amended, and
Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

      In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Student Advantage at March 31, 2003, and the results of its operations and its cash flows for the three months ended March 31, 2003 and 2002. The results for the three months ended March 31, 2003 are not necessarily indicative of the expected results for the full fiscal year or any future period due to the seasonal nature of the Company's Student Advantage Membership Program revenue cycle.

NOTE 2 - COMPUTATION OF UNAUDITED NET LOSS PER SHARE (1, 2, 3, 4)

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                          2003        2002
                                                                        --------    --------
Basic and diluted net loss per share:

Net loss ............................................................   $ (1,923)   $ (7,561)
                                                                        ========    ========
Basic and diluted weighted average common shares outstanding (2), (3)      5,363       4,756
                                                                        ========    ========
Basic and diluted net loss per share ................................   $  (0.36)   $  (1.59)
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

(4) As of March 31, 2003, Student Advantage had reserved 312,133 shares of its common stock for the exercise of various options with exercise prices ranging from $0.04 to $162.50 per share. As of March 31, 2003, Student Advantage had reserved 326,750 shares of its common stock for the exercise of various warrants with exercise prices ranging from $10.00 to $110.80 per share.

NOTE 3 - STOCK COMPENSATION

      In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation- Transition and Disclosure - amendment of SFAS 123," "SFAS 148." SFAS 148 amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," "SFAS 123" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this statement amends the disclosure requirements for SFAS 123, to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has elected to continue to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," "APB 25," and related interpretations. Accordingly, compensation cost for stock options and restricted stock awards is measured as the excess, if any, of the quoted market price of our stock at the date of the grant over the exercise price an employee must pay to acquire the stock. The Company has adopted the annual disclosure provisions of SFAS 148 in our financial statements for the year ended December 31, 2002 and has adopted the interim disclosure provisions in our financial statements for the quarter ended March 31, 2003. Had compensation cost for the Company's option grants been determined based on the fair value at the date of grant consistent with the method prescribed by SFAS No. 123, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below:

                                                                      FOR THE QUARTER ENDED MARCH 31,
                                                                     2003                        2002
                                                                   --------                    --------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net loss:
      As reported .............................................    $ (1,923)                   $ (7,561)
      Add:    Stock-based employee compensation expense
              included in reported net loss, net of related tax
              effects .........................................          --                          49

      Deduct: Total stock-based employee compensation
              determined under fair value based method for all
              awards, net of related tax effects ..............        (482)                       (768)
                                                                   --------                    --------
      Pro forma net loss ......................................      (2,405)                     (8,280)

Basic and diluted net loss per share:
      As reported .............................................    $  (0.36)                   $  (1.59)
      Pro forma ...............................................       (0.45)                      (1.74)

NOTE 4 - RELATED PARTY TRANSACTIONS

      Effective May 15, 2000, the Company entered into an Affiliate and E-Commerce Agreement with Princeton Review Publishing, LLC, and The Princeton Review Management, LLC ("TPR"). Princeton Review Publishing, LLC is a stockholder of the Company and one of its officers and equity holders was a member of the Company's Board of Directors until December 31, 2002 and is currently a guarantor on the Company's debt obligation with Reservoir Capital. Under the agreement, TPR paid the Company a fee to participate in the Student Advantage network by placing the Student Advantage logo and content on The Princeton Review's review.com website. In addition, TPR provided discounts as part of the Student Advantage Membership Program and marketed the discount to high school, college and university students. Additionally, under the agreement the Company paid TPR a fee in exchange for exclusive advertising sales responsibilities for the review.com website. The agreement expired on March 31, 2002. The Company recorded revenues of $0.2 million and expenses of $0.2 million related to this agreement during the quarter ended March 31, 2002. Additionally, the Company recorded revenue of $0.1 million and expenses of $0.1 million related to additional work performed by both parties for the quarter ended March 31, 2002. No revenue and expenses were recorded related to this agreement for the quarter ended March 31, 2003.

      On September 30, 2002, the Company entered into a $3.5 million loan agreement with Scholar, Inc., an entity formed by Raymond V. Sozzi, Jr., the Company's President and Chief Executive Officer, Atlas II, L.P. and certain other stockholders. The loan is referred to as the Scholar loan, and, as of March 31, 2003, had an interest rate of 8% per annum and a maturity date of July 1, 2003, and otherwise had the same terms as the Reservoir Capital credit facility. (See Note 5)

NOTE 5 - BORROWINGS

      On June 25, 2001, the Company entered into a loan agreement (the "Loan Agreement") by and among the Company, the subsidiaries of the Company and Reservoir Capital Partners, L.P., Reservoir Capital Associates, L.P. and Reservoir Capital Master Fund, L.P. (collectively the "Reservoir Lenders") providing for the establishment of credit facility in the aggregate principal amount of up to $15.0 million, consisting of a $10.0 million term loan and a $5.0 million revolving loan. The Company borrowed $10.0 million in the form of a term loan and $5.0 million in the form of a revolving loan, and used substantially all of these proceeds to pay the cash portion of the purchase price for the acquisition and existing debt of OCM Direct (formerly OCM Enterprises), Inc. The remainder of the proceeds from the credit facility were used for working capital and general corporate purposes of the Company. The credit facility is secured by a lien against substantially all of the assets of the Company, and is guaranteed by all the Company's subsidiaries (excluding OCM Direct and its subsidiaries), which guarantees are also secured, excluding OCM Direct and its subsidiaries. From time to time the terms of the credit facility have been amended.

      In February 2002, the Company's subsidiary, OCM Direct and its two subsidiaries, CarePackages, Inc. and Collegiate Carpets, Inc., entered into a revolving loan agreement with Bank of America providing for a $5.0 million loan facility, which is referred to as the OCM loan. The interest rate under the OCM loan is LIBOR plus 2.5 percent and the facility is secured by all of the assets of OCM Direct and its two subsidiaries. The Company provided an unsecured guaranty of the obligations of its three subsidiaries to Bank of America. The original maturity date of the loan was January 31, 2003, however, in January 2003, Bank of America extended the maturity date and borrowing period of the loan to April 30, 2003. As of March 31, 2003, the outstanding principal balance under the OCM loan was $3.6 million. In early May 2003, in connection with the Company's sale of substantially all of the assets of OCM Direct to Alloy, Inc., Alloy assumed substantially all of the liabilities of OCM Direct and its subsidiaries, including its obligations under the OCM loan with Bank of America; provided, however, that OCM Direct and its subsidiaries will remain subject to certain terms of the loan agreement through May 31, 2003 or such earlier date selected by Bank of America. If an event of default occurs under the loan agreement during this period and Bank of America is unable to obtain full payment of the outstanding balance from Alloy, Bank of America may seek payment from OCM Direct and its subsidiaries of the remaining amount outstanding. The Company's guarantee of the loan was terminated as of May 1, 2003 and Alloy has secured the loan with a $2.5 million letter of credit.

      As noted above, on September 30, 2002, the Company agreed to borrow $3.5 million from Scholar, Inc., an entity formed by the Company's President and Chief Executive Officer, an affiliate of Atlas II, L.P. and certain other of its stockholders. The loan is referred to as the Scholar loan, and, as of March 31, 2003 had an annual interest rate of 8% and a maturity date of July 1, 2003 and otherwise had the same terms as the Reservoir credit facility. As of March 31, 2003, $3.6 million was outstanding under the Scholar Loan. Effective April 30, 2003, the Company amended its loan agreement with Scholar, Inc. to provide for a payment of $1.2 million of the principal outstanding under the Scholar loan upon the consummation of the sale of substantially all the assets of the Company's OCM Direct subsidiary to Alloy, Inc. In addition, Scholar agreed to extend the maturity date of the loan from July 1, 2003 to January 31, 2005, to set the interest rate at 10% per annum beginning May 1, 2003 and require quarterly payments of interest beginning September 30, 2003. After payment of the $1.2 million, on May 6, 2003, in accordance with the terms of the amendment, the outstanding principal amount under the Scholar loan is $2.3 million.

      On December 30, 2002, the Reservoir Lenders agreed to reduce the total indebtedness to them from approximately $15.7 million to $9.5 million in exchange for a guarantee by Mr. John Katzman, a member of the Company's Board of Directors who resigned at the time the amendment was consummated. In addition, the Reservoir Lenders agreed to lend the Company an additional $2.0 million. In exchange for his guarantee, the Company agreed to pay Mr. Katzman a $1.0 million fee payable at the time of certain loan repayments. As of December 31, 2002, the debt obligations to the Reservoir Lenders and Mr. Katzman carried an annual interest rate of 12% and required payments of $3.5 million on January 31, 2003, $4.0 million on March 31, 2003 and the remaining balance on the July 1, 2003 loan maturity date. In accordance with SFAS 15 "Accounting by Debtors and Creditors Regarding Troubled Debt Restructuring," the Company recorded the $3.0 million gain on forgiveness of debt net of expenses, including $0.5 million of anticipated interest expense based on the payment schedule, remaining deferred financing costs of $1.8 million, and the $1.0 million guarantee fee paid to Mr. Katzman. As of March 31, 2003, $13.0 million was outstanding under the Reservoir credit facility.

      On January 31, 2003, the Reservoir Lenders and Mr. Katzman agreed to reduce the $3.5 million payment due on January 31, 2003 to $1.5 million, which payment was made on that date.

      On each of March 14, 2003, March 31, 2003, April 14, 2003 and April 28, 2003, the terms of the Reservoir Capital credit facility were further amended. On March 14, 2003, the Reservoir Lenders agreed to lend the Company an additional $0.5 million. On March 31, 2003, Reservoir Capital agreed to lend the Company an additional $1.5 million and agreed to change the date on which the Company is required to repay $4.0 million of borrowings under the loan agreement from March 31, 2003 to April 14, 2003. On April 14, 2003, the repayment date for the $4.0 million was amended to become April 28, 2003. On April 28, 2003, the repayment date for the $4.0 million was amended to become May 2, 2003.

      Effective April 30, 2003, the Company amended its loan agreement with the Reservoir Lenders and John Katzman, to provide for a payment of $7.8 million of the principal amount outstanding under the Reservoir credit facility upon the consummation of the sale of substantially all the assets of the Company's OCM Direct subsidiary to Alloy, Inc. Payment of the funds was made by Alloy, Inc. on May 5, 2003. In addition, the Reservoir Lenders and Mr. Katzman agreed to extend the maturity date of their loans from July 1, 2003 to January 31, 2005, to set the interest rate at 10% per annum beginning May 1, 2003 and require quarterly payments of interest beginning September 30, 2003. The Reservoir Lenders and Mr. Katzman also agreed to waive all accrued and unpaid interest under the loan through April 30, 2003. In addition, the Company agreed to pay a fee of $0.1 million on December 31, 2003 and June 30, 2004 if any of the loans are outstanding as of such date. After payment of the $7.8 million in accordance with the terms of the amendment, the outstanding principal amount under the Reservoir credit facility is $5.2 million as of May 6, 2003.

      As of March 31, 2003 and December 31, 2002, the Company had total borrowings outstanding of $20.7 and $18.2 million, respectively.

NOTE 6 - OTHER EVENTS

      On February 12, 2003, the Company received notification from the Nasdaq Listing Qualifications Panel stating that the Panel determined to delist our common stock from The Nasdaq National Market. The Panel based its decision on the Company's inability to meet the requirements for continued listing on the Nasdaq National Market or the Nasdaq SmallCap Market. The Company's common stock commenced trading on the OTC Bulletin Board on February 13, 2003.

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

      In early May 2003, the Company completed the sale of substantially all the assets of its OCM Direct subsidiary to Alloy Inc., for cash consideration of $15.6 million and $1.8 million as settlement of the intercompany balance between OCM Direct and the Company and the amendment of the terms of its outstanding indebtedness to Bank of America. In connection with the sale, the Company agreed not to compete with Alloy in the business of selling diploma frames, carpets, residence hall linens and related dorm accessories as well as care packages and related sampling programs except as currently done through the Company's websites and membership program, until May 2007.

7. COMMITMENTS AND CONTINGENCIES

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

      We reach consumers offline through our Student Advantage Membership Program, and online through our highly trafficked websites studentadvantage.com, CollegeClub.com and our Official College Sports Network ("OCSN"). The Student Advantage Membership Program is a national fee-based membership program that provides its student members with exclusive benefits including ongoing discounts on products and services currently offered by more than 15,000 participating national and local business locations. Discounts are made available to students both through our studentadvantage.com website and at sponsors' retail and online locations. OCSN is the largest, most trafficked network on the web devoted exclusively to college sports, providing online brand management and content delivery to more than 135 schools and athletic conferences. Until January 2003, we also reached our consumers through our SA Cash programs. The SA Cash programs enable students to use their college ID cards as a method of payment (stored-value card) for off-campus dining, shopping and other purchase needs. In January 2003, we sold the portion of our assets relating to our SA

Cash brand to Blackboard, Inc. In connection with the sale, we entered into a limited licensing agreement with Blackboard under which we will continue to offer the SA Cash product line to a set of designated colleges and universities, but otherwise will not compete with Blackboard in the SA Cash business other than in connection with schools operating on the Diebold payments platform until January 2010. We do not anticipate that the SA Cash product will be a significant source of revenue in the future. In early May 2003, we sold substantially all the assets of our OCM Direct subsidiary to Alloy, Inc. OCM Direct was our direct mail marketing business and provided college and university-endorsed products to students and their parents. In connection with the sale, we agreed not to compete with Alloy in the business of selling diploma frames, carpets, residence hall linens and related dorm accessories as well as care packages and related sampling programs except as currently done through the Company's websites and membership program until May 2007.

      Beginning in the second quarter of fiscal 2003, we will present the results of our OCM Direct subsidiary as a discontinued operation. For the three months ended March 31, 2003 and 2002, OCM Direct had revenues of $1.2 million and $1.5 million and a net loss of $3.6 million and $2.8 million, respectively.

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

Accounts Receivable

      We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we become aware of a specific customer's inability to meet its financial obligations to us, such as a bankruptcy filing or a substantial down-grading of a customer's credit rating, we record a specific reserve to reduce our net receivable to the amount we reasonably expect to collect. We also record reserves for bad debts based on the length of time our receivables are past due, the payment history of our individual customers and the current financial condition of our customers based on obtainable data and historical payment and loss trends. Our allowance for doubtful accounts was $0.3 million and $0.3 million at March 31, 2003 and December 31, 2002, respectively. Uncertainties affecting our estimates include future industry and economic trends and the related impact on the financial condition of our customers, as well as the ability of our customers to generate cash flows sufficient to pay us amounts due. If circumstances change, such as higher than expected defaults or an unexpected material adverse change in a customer's ability to meet its financial obligations to us, our estimates of the recoverability of the receivables due us could be reduced by a material amount.

Revenue Recognition

      We report revenues in two categories: student services revenue and corporate and university solutions revenue. Student services revenue is attributable to the parts of our business focused primarily on providing goods and services to students, their parents and alumni. We derive student services revenue from commerce, subscription and advertising. Commerce revenue is derived primarily from transaction-based revenue earned for reselling products and services, processing stored value transactions and acquiring student customers on behalf of other businesses. To date, commerce revenue has primarily included revenue that we receive from the sale of residence hall linens and related accessories, care packages and diploma frames through direct mail marketing, fees from SA Cash transactions and e-commerce revenue from our network of websites. Commerce revenue is recognized upon the completion of the related contractual obligations. Subscription revenue is derived from membership fees related to enrolling students in the Student Advantage Membership Program. Subscription revenue is recognized ratably from the date of subscription to the end of the annual membership period. Advertising revenue consists primarily of fees for banner advertisements and sponsorships on our network of websites. Website advertising revenue is recognized as the related impressions are displayed, provided that no significant obligations remain and collection of the related receivable is assured. Certain advertising arrangements include guarantees of a minimum number of impressions. For arrangements with guarantees, revenue is recognized based upon the lesser of: (1) ratable recognition over the period the advertising is displayed, provided that no significant Company obligations remain and collection of the receivable is assured, or (2) a pro-rata portion of contract revenue based upon impressions delivered relative to minimum guaranteed impressions to be delivered.

      Corporate and university solutions revenue is attributable to the parts of our business focused primarily on providing goods and services to universities and consists of licensing, management and consulting fees from universities. This revenue is recognized upon the completion of the related contractual obligations. Payments received in advance of revenue being earned are recorded as deferred revenue.

      In accordance with the EITF Issue No. 99-17, "Accounting for Advertising Barter Transactions," we have recorded barter revenue and expense based upon the fair value of the advertising surrendered in the transaction. Fair value is established by reference to comparable cash transactions during the six-month period preceding the barter transaction. Generally, barter transactions involve exchanges of banner advertising. For the three months ended March 31, 2002, we recorded $1.1 million of barter revenue and $1.1 million of barter expense recorded as sales and marketing expense. For the three months ended March 31, 2003, we did not record any barter revenue or expense.

      In accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" and EITF Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net," we have evaluated our revenue and determined that it is being reported in accordance with the guidance. We have recorded certain of our commerce revenue at gross, as we are considered the primary obligor in the transaction.

      In November 2001, the Emerging Issues Task Force concluded its discussions on EITF Issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)." This guidance requires that an entity account for consideration given to a customer as a reduction of revenue unless it can demonstrate an identifiable benefit that can be sufficiently separable from the sale of the products or services to the customer, and can reasonably estimate the fair value of the benefit identified. We adopted EITF Issue 01-9 effective January 1, 2002. In accordance with EITF 01-9, we have offset amortization of consideration given to certain vendors against revenue (for the three months ended March 31, 2003, this approximated $0.4 million). While consideration given and received by us are carried at the gross value of the amounts on the balance sheet, any revenue recognized is reflected on a net basis in the accompanying statement of operations.

Goodwill and other intangible assets

Intangible assets include the excess of the purchase price over identifiable tangible net assets acquired in acquisitions. Such assets include goodwill, completed technology, workforce, customer lists, non-compete agreements, websites and other intangible assets, which are being amortized on a straight-line basis over their estimated economic lives ranging from two to fifteen years. As a result of the application of SFAS 142 in 2002, we stopped amortizing the remaining goodwill related to the acquisition of OCM Direct in the first quarter of 2002. We are continuing to amortize the remaining value of our intangible assets related to completed technology, workforce, customer lists, non-compete agreements and contracts. We periodically evaluate our intangible assets for potential impairment. Accumulated amortization was $13.8 million and $13.1 million at March 31, 2003 and March 31, 2002, respectively.

      The Company completed an analysis to assess the carrying value of the remaining goodwill amounts as of December 31, 2002 and determined there was no impairment.

RESULTS OF OPERATIONS

Comparison of Quarter Ended March 31, 2003 with Quarter Ended March 31, 2002

      Revenue. Total revenues decreased to $5.8 million for the first quarter of 2003 from $10.1 million for the first quarter of 2002, due to decreases in student services revenue of $3.5 million and decrease in corporate and university solutions revenue of $0.8 million.

      Student Services Revenue. Student services revenue decreased to $5.1 million in the first quarter of from $8.7 million in the first quarter of 2002. The decrease in student services revenue was primarily due to a reduction in barter revenue of $1.1 million, a reduction in the amount of revenue related to our contract with General Motors, which expires in May 2003, and the sale of substantially all assets of our SA Cash brand on February 1, 2003. Additionally, advertising revenue from our network of web sites decreased primarily as a result of a decrease in online advertising on CollegeClub.com.

      Corporate and University Solutions Revenue. Corporate and university solutions revenue decreased to $0.7 million in the first quarter of 2003 from $1.5 million in the first quarter of 2002. The decrease in revenue was primarily due to the sale of certain assets of our SA Marketing Group brand on May 8, 2002, and partially offset by increases in our licensing fees from universities.

      For the three month period ended March 31, 2003, there were no individual customers that accounted for more than 10% of total revenue. For the three month period ended March 31, 2002, General Motors accounted for 17% of total revenue and 20% of student services revenue.

      Cost of Student Services Revenue. Cost of student services revenue consists of the costs associated with subscription, commerce and advertising revenue. Subscription costs consists of the costs associated with the fulfillment of membership subscriptions and customer service. Commerce costs include costs of goods paid to partners in connection with selling products and personnel-related costs associated with acquiring customers for the Company. Advertising costs consist primarily of royalties paid to colleges and universities and fees paid to partners' in exchange for the right to place media inventory on such parties' web sites. Cost of student services revenue decreased to $2.1 million in the first quarter of 2003 from $2.7 million in the first quarter of 2002. The decrease was due to a decrease in direct costs related to the administration of the General Motors contract, which expires in May 2003, and the sale of substantially all the assets of our SA Cash brand, consistent with the decrease in the related revenue.

      Cost of Corporate and University Solutions Revenue. Cost of corporate and university solutions revenue consists primarily of the costs of marketing services and the costs of acquiring customers on behalf of our corporate clients. Marketing services costs primarily include the direct and indirect costs associated with planning and implementing events and promotions. Cost of corporate and university solutions revenue decreased to zero in the first quarter of 2003 from $1.0 million in the first quarter of 2002, consistent with the sale of our SA Marketing Group assets on May 8, 2002, which constituted our only cost of sales against our corporate and university solutions revenue.

      Product Development. Product development expenses consist primarily of personnel-related and consulting costs associated with the development and enhancement of our suite of products, which includes the Student Advantage Membership Program, the remainder of our SA Cash Program and our network of web sites. Product development expenses decreased to $1.7 million in the first quarter of 2003 from $2.1 million in the first quarter of 2002. The decrease was primarily due to the sale of substantially all the assets of our SA Cash brand in February 2003, the reduction in number of employees engaged in product development in the first quarter of 2003 and a general reduction in technology spending.

      Sales and Marketing. Sales and marketing expenses consist primarily of personnel and other costs related to our sales and marketing programs. Sales and marketing expenses decreased to $4.1 million in the first quarter of 2003 from $5.3 million in the first quarter of 2002. The decrease was primarily related to a reduction in barter expense of $1.1 million and the sale of our SA Marketing Group assets in May 2002.

      General and Administrative. General and administrative expenses consist primarily of costs related to general corporate functions, including executive management, finance, human resources, facilities, accounting and legal. General and administrative expenses decreased to $2.1 million in the first quarter of 2003 from $3.9 million in the first quarter of 2002. The decrease was primarily due to a significant reduction in the number of employees engaged in the general and administrative functions.

      Depreciation and Amortization. Depreciation expense decreased to $1.3 million in the first quarter of 2003 from $1.7 million in the first quarter of 2002, primarily due to decreased capital expenditures in 2002. Amortization expense increased to $0.7 million in the first quarter of 2003 from $0.2 million in the first quarter of 2002 . In accordance with SFAS 142, we are continuing to amortize the value of acquired customer contracts, customer lists, technical intangibles and trademarks attributable to the acquisition of OCM Direct and College Club. The remaining goodwill attributable to OCM Direct will not be amortized, but will continue to be subject to an impairment test.

      Realized Gain on Sale of Assets. On February 3, 2003, we completed the sale of certain assets of our SA Cash brand to Blackboard Inc. for a cash payment of $4.5 million and a net gain of $4.3 million.

      Interest and Other Income (Expense), Net. Interest expense, net, includes interest income from cash balances and interest expense related to the Company's financing obligations. Interest expense was $11,000 in the first quarter of 2003 compared to $0.6 million of interest expense in the first quarter of 2002. The decrease in interest expense was a result of the December 31, 2002 debt restructuring with our lenders. In accordance with SFAS 15 "Accounting by Debtors and Creditors Regarding Troubled Debt Restructuring", we recorded the anticipated total interest expense over the remaining term of the debt as of December 31, 2002. Accordingly, no interest expense was recorded for the three month period ended March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

      Since our inception, we have financed our operations primarily through the private placement and public offering of securities, cash from operations, borrowings under our term loan, credit facilities, loans from equity holders, sales of accounts receivable and dispositions of businesses. Our liquidity needs arise primarily from our operating losses, our working capital requirements, debt service on the indebtedness to the Reservoir Lenders, which we refer to as the Reservoir credit facility and debt service on the Scholar loan incurred by us in September 2002. In addition, we expect to have additional liquidity needs in January 2005, as a result of required repayments of the Reservoir credit facility, the Scholar loan and the guarantee fee to Mr. Katzman. We paid $1.5 million to the Reservoir Lenders on January 31, 2003 and borrowed an additional $2.0 million as of March 31, 2003. As of March 31, 2003 we had $20.7 million of total indebtedness, consisting of $13.5 million in principal borrowings and interest under the Reservoir credit facility, $3.6 million in principal borrowings and interest under the Scholar loan and $3.6 million in borrowings under the OCM loan.

      As of March 31, 2003, we had cash and cash equivalents of $1.7 million. In addition, we had restricted cash of $0.5 million at March 31, 2003, which represents amounts held by our third party credit card processor and amounts held in escrow pursuant to the terms of acquisition agreements we entered into relating to the sale of certain of our assets.

      Net cash used for operating activities was $7.8 million for the three months ended March 31, 2003, an increase of $0.5 million compared to net cash used for operating activities of $7.2 million for the three months ended March 31, 2002. Net cash used for operating activities in the three months ended March 31, 2003 was primarily a result of a net loss of $1.9 million, a net gain on sale of assets of $4.3 million, an increase in inventory of $1.1 million, a decrease in accounts payable of $2.1 million, and a decrease in deferred revenue of $1.6 million. The net loss was partially offset by depreciation and amortization of $2.0 million and a decrease in accounts and notes receivable of $0.7 million.

      Net cash provided by investing activities was $4.3 million for the three months ended March 31, 2003. Net cash used for investing activities was $0.4 million for the three months ended March 31, 2002. Net cash provided by investing activities in the three months ended March 31, 2003 was primarily a result of the proceeds received for the sale of the SA Cash assets in February 2003, which was partially offset by purchases of fixed assets. Net cash used in the first three months of 2002 was due to purchases of fixed assets.

      Net cash provided by financing activities was $2.4 million and $4.2 million for the three months ended March 31, 2003 and 2002, respectively. The net cash provided by financing activities in the three months ended March 31, 2003 was primarily the result of borrowings of $2.0 million under the Reservoir credit facility and $2.0 million under the Bank of America line of credit, which were partially offset by the repayment of $1.5 million under the Reservoir Capital credit facility. The net cash provided by financing activities in the three months ended March 31, 2002 was primarily related to borrowings of $4.7 million under the Bank of America line

      On September 30, 2002, we agreed to borrow $3.5 million from Scholar, Inc., an entity formed by Raymond V. Sozzi, Jr., our President and Chief Executive Officer, an affiliate of Atlas II, L.P. and certain other of our stockholders. The loan is referred to as the Scholar loan, and, as of March 31, 2003, had an interest rate of 8% per annum, and a maturity date of July 1, 2003 and otherwise had the same terms as the Reservoir Capital credit facility.

      As of March 31, 2003, we had $13.5 million of total indebtedness under the Reservoir Capital credit facility, which is secured by substantially all of our assets and all of the assets of our subsidiaries other than OCM Direct and its subsidiaries. On December 30, 2002, Reservoir Capital agreed to reduce our total indebtedness to them from approximately $15.7 million to $9.5 million in exchange for a guarantee from Mr. John Katzman, a member of our Board of Directors who resigned at the time the amendment was consummated. In exchange for his guarantee, we agreed to pay Mr. Katzman a $1.0 million fee payable at the time of certain loan repayments. In addition, Reservoir Capital agreed to lend us an additional $2.0 million, which was not secured by Mr. Katzman's guarantee. On January 31, 2003, Reservoir Capital agreed to reduce the $3.5 million payment due on January 31, 2003 to $1.5 million.

      Effective April 30, 2003, we amended our loan agreement with the Reservoir Lenders, Scholar, Inc. and John Katzman, (together with Scholar, Inc. and the Reservoir Lenders, the "Lenders") to provide for payments of $7.8 million of the principal amount outstanding under the credit facility and $1.2 million of the principal outstanding under the Scholar loan upon the consummation of the sale of substantially all the assets of the our OCM Direct subsidiary to Alloy, Inc. In addition, the Reservoir Lenders agreed to extend the maturity date of the loan from July 1, 2003 to January 31, 2005, to set the interest rate at 10% per annum beginning May 1, 2003 and will require quarterly payments of interest beginning September 30, 2003. The Reservoir Lenders and Mr. Katzman also agreed to waive all accrued and unpaid interest under the loan through April 30, 2003. In addition, we agreed to pay a fee of $0.1 million on December 31, 2003 and June 30, 2004 if any of the loans are outstanding as of such date. After payment of the $9.0 million on May 6, 2003, in accordance with the terms of the amendment, the outstanding principal amounts under the credit facility and the Scholar loan are $5.2 million and $2.3 million, respectively. In early May 2003, in connection with our sale of substantially all of the assets of OCM Direct to Alloy, Inc., Alloy assumed substantially all of the liabilities of OCM Direct, including its obligations under the OCM loan with Bank of America; provided, however, OCM Direct and its subsidiaries will remain subject to certain terms of the loan agreement through May 31, 2003 or such earlier date selected by Bank of America. If an event of default occurs under the loan agreement during this period and Bank of America is unable to obtain full payment of the outstanding balance from Alloy, Bank of America may seek payment from OCM Direct and its subsidiaries for the remaining amount outstanding. Our guarantee of the loan was terminated as of May 1, 2003 and Alloy has secured the loan with a $2.5 million letter of credit.

      We have experienced substantial net losses since our inception and, as of March 31, 2003, had an accumulated deficit of $126.7 million. Such losses and accumulated deficit resulted primarily from significant costs incurred in the development of our products and services and the establishment of our infrastructure. We have also experienced a reduction in revenue and an increase in net losses as a result of the economic downturn, in particular, the downturn in the media and advertising sector, and due to the sale of various assets. During 2002, we continued to reduce our operating costs, in continuation of the restructuring that we announced in October 2001 and plan to further reduce operating costs in 2003. Our cash requirements for debt service, primarily the repayment of debt, and continued operations are substantial and our available resources may not be sufficient to fund such obligations, requiring us to obtain additional financing.

      We believe that our available cash resources, inclusive of the proceeds of the sale of OCM Direct in early May 2003, are sufficient to meet our obligations under the Reservoir Capital and Scholar loans for the next 12 months, which consist of quarterly interest payments starting September 30, 2003. However, if we are unable to realize an anticipated increase in revenue for the remainder of 2003 and cost savings through significant reductions in our net cash loss, we may be required to obtain additional financing. There can be no assurance that new or additional sources of financing will be available or will be available upon terms acceptable to us. To the extent that we finance our requirements through the issuance of additional equity securities, any such issuance would result in dilution to the interests of our stockholders. Furthermore, to the extent that we incur indebtedness in connection with financing activities, we will be subject to all of the risks associated with incurring substantial indebtedness, including the risk that interest rates may fluctuate and cash flow may be insufficient to pay principal and interest on any such indebtedness. As of the filing of the Company's annual report on Form 10-K for the year ended December 31, 2002, these and other factors raised concerns about our ability to continue as a going concern. With the proceeds of the sales of our SA Cash product line and the assets of our OCM Direct subsidiary, the related reduction of our debt obligations and restructuring of our remaining debt, we believe that we have sufficient cash resources for at least the next 12 months.

      CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

WE HAVE EXPERIENCED LOSSES IN THE PAST AND EXPECT FUTURE LOSSES.

      We have not achieved profitability and have incurred significant operating losses to date. We incurred net losses of $15.9 million and $35.8 million in 2002 and 2001, respectively, and a net loss of $1.9 million for the first three months of 2003. As of March 31, 2003, our accumulated deficit was $126.7 million. We expect to continue to incur significant operating and capital expenditures and, as a result, we will need to generate significant revenue to achieve and maintain profitability. We may need to further reduce our expenses in order to achieve and maintain profitability. We may not be able to reduce our expenses without affecting our ability to generate revenues, consummate transactions or achieve and sustain profitability. We cannot assure you that we will achieve sufficient revenue for profitability. We have experienced a reduction in revenue and an increase in net losses in connection with the economic downturn and, in particular, the downturn in the media and advertising sector and due to the sales of various assets. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. If revenue grows more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially and adversely affected.

WE HAVE INCURRED A SUBSTANTIAL AMOUNT OF DEBT AND MAY NEED ADDITIONAL CAPITAL, AND THE FUTURE FUNDING OF OUR CAPITAL NEEDS IS UNCERTAIN.

      We require substantial working capital to fund our business and service our outstanding debt obligation. As of March 31, 2003, we had $20.7 million of total indebtedness, consisting of $13.5 million in principal borrowings and interest under the Reservoir Capital credit facility, $3.6 million in principal borrowings and interest under the Scholar loan and $3.6 million in principal borrowings and interest under the OCM loan. In early May 2003, in connection with our sale of substantially all of the assets of OCM Direct to Alloy, Inc., Alloy assumed substantially all of the liabilities of OCM Direct, including its obligations under the OCM loan with Bank of America; provided, however, OCM Direct and its subsidiaries will remain subject to certain terms of the loan agreement through May 31, 2003 or such earlier date selected by Bank of America. If an event of default occurs under the loan agreement during this period and Bank of America is unable to obtain full payment of the outstanding balance from Alloy, Bank of America may seek payment from OCM Direct and its subsidiaries for the remaining amount outstanding. The Company's guarantee of the loan was terminated as of May 1, 2003 and Alloy has secured the loan with a $2.5 million letter of credit. Effective April 30, 2003, we amended our loan agreement with our Reservoir Lenders to provide for payments of $7.8 million of the principal amount outstanding under the credit facility and $1.2 million of the principal outstanding under the Scholar loan upon the consummation of the sale of substantially all the assets of the our OCM Direct subsidiary to Alloy, Inc. The Reservoir Lenders also agreed to extend the maturity date of the loan from July 1, 2003 to January 31, 2005, to set the interest rate at 10% per annum beginning May 1, 2003 and require quarterly payments of interest beginning September 30, 2003. After payment of the $9.0 million on May 6, 2003, in accordance with the terms of the amendment, the outstanding principal amounts under the Reservoir credit facility and the Scholar loan are $5.2 million and $2.3 million, respectively.

      Our ability to continue as a going concern is dependent on our ability to make required payments on our loans in a timely manner and to fund our operations until we can generate sufficient revenue to sustain our operations. If we are not able to do so, our business will be materially adversely affected and we may not be able to continue as a going concern.

      Due in part to the spending patterns of students and universities we experience seasonal variations in our receipts and expenditures of cash. Failure to generate sufficient revenues, obtain additional capital or financing, and reduce certain discretionary spending would have a material adverse effect on our assets, properties, operations and our ability to achieve our intended business objectives.

      Based on our current expectations, we will be required to raise additional financing and sell additional assets in order to repay our outstanding indebtedness as it comes due beginning on January 31, 2005 and we cannot assure you that we will be able to do so. Our loan agreement with Reservoir Capital imposes significant restrictions on our ability to raise funds through the sale of equity, make investments and acquisitions, restructure our operations, obtain other financing and realize proceeds from sales of assets or equity financings. In addition, funds raised through the issuance of equity securities or securities convertible into stock may have negative effects on our stockholders, such as a dilution in percentage of ownership in Student Advantage, and the rights, preferences or privileges of the new security holders may be senior to those of the common stockholders.

      Our total debt may have important consequences to us, including but not limited to the following:

      - our ability to obtain additional financing for any working capital, repayment of debt, capital expenditures, future acquisitions or other purposes may be impaired or any such financing may not be on terms favorable to us;

      - we will remain subject to covenants imposed by our lenders which restrict our ability to make investments and acquisitions, obtain other financing, and realize proceeds from sales of assets;

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

WE MAY NOT SUCCESSFULLY IMPLEMENT OUR BUSINESS STRATEGY.

In order to successfully implement our business strategy, we must:

      - maintain our network of university-endorsed relationships as our primary access point to students, their parents and alumni for delivery of our Membership program and our online Official College Sports Network website,

      -     maintain our network of corporate sponsors,

      -     continue to aggressively build the Student Advantage brand,

      - continue to increase our student reach and grow the number of paid participants in our Membership Program through online membership sales, corporate sponsored distributions, and university and college sales, and

      - continue to establish our network of websites as part of our integrated approach for delivering our products and services, including licensed college sports products, member registration and renewal, information regarding national and local sponsors, and customer service.

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

OUR ABILITY TO GENERATE SIGNIFICANT REVENUES AND PROFITS FROM CERTAIN ESTABLISHED AND NEW PRODUCTS AND SERVICES IS UNCERTAIN.

      Our business model depends, in part, on increasing the amount of revenues and profits derived from certain established and new products and services. Our ability to generate significant revenues and profits from these products and services will depend, in part, on the implementation of our strategy to generate significant transaction commerce and user traffic. Our strategy includes using our membership card and SA Cash programs to achieve a significant presence in university and college communities, and to develop and expand on sponsor relationships to include revenue sharing agreements based on transaction volume. There is intense competition among offerors of alternative payment methods, including stored-value cards, debit card and credit cards, and among websites that sell online advertising. During the second quarter of 2001, AT&T completed its obligation to purchase Student Advantage memberships in bulk. In prior periods, the majority of student memberships were obtained through AT&T or other corporate partners' promotional offers of Student Advantage memberships. These promotional offers typically included a free one-year membership in the Student Advantage Membership Program. Our corporate partners purchased Student Advantage memberships in bulk to fulfill these promotional offers. We have focused our efforts to change the marketing model for the sale of memberships from a primarily bulk sale model to a more balanced model which includes the sale of memberships to both corporate partners in bulk and direct sales to individuals. We expect to sell memberships under this model through our corporate partners, the Student Advantage network of websites, and other related marketing channels. We have experienced and anticipate continuing to experience a decline in the overall number of memberships sold through bulk sale arrangements, although we expect that this decline will be partially offset by an increase in the number of individual memberships sold at a higher per unit price. The inability to successfully develop this marketing model or the related sales channels could have a materially adverse effect on the business and our ability to attract and retain corporate partners. It is difficult for us to project future levels of subscription, transaction-related and advertising revenues and profits.

A LIMITED NUMBER OF CUSTOMERS HAVE HISTORICALLY ACCOUNTED FOR A SIGNIFICANT PERCENTAGE OF OUR TOTAL REVENUES.

      In the past, a limited number of customers have accounted for a significant percentage of our total revenues. In the first three months of 2003, there was no single customer that accounted for more than 10% of total revenue. In 2002, two customers, in the aggregate, accounted for approximately 22% of our total revenue. While we anticipate that revenue from this limited number of customers will decline as a percentage of total revenues, a limited number of customers may account for a significant percentage of total revenues in the future, and we believe that we must continue to acquire additional customers to be successful. The loss of any one of these customers, or a material decrease in the services provided to these customers, could have a materially adverse effect on our business. In addition, many of our customers have slowed their payment cycles, and because a substantial portion of our revenue is generated from a limited number of customers, the non-payment or late payment of amounts due from customers could have a material adverse effect on our business, financial condition and results of operations.

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

OUR BUSINESS IS SUBJECT TO SEASONAL FLUCTUATIONS, WHICH MAY AFFECT OUR REVENUES AND OPERATING RESULTS.

      We tend to sell most of our memberships in the beginning of each academic term. Starting in 2003, all memberships expire on thirteenth month after issuance. Because the aggregate number of memberships within a school year increases as new members are added and because we recognize revenue from memberships ratably over the period from the time of subscription until the end of our membership year, our subscription revenue will typically be higher in the first and second quarters than in the fourth quarter of each fiscal year. It is difficult to determine how the third quarter will typically compare, since it includes two calendar months from the end of a membership year and the first month of the subsequent membership year. These seasonal factors could have a material adverse effect on our business, financial condition and results of operations.

OUR QUARTERLY REVENUES AND OPERATING RESULTS ARE NOT INDICATIVE OF FUTURE PERFORMANCE AND ARE DIFFICULT TO FORECAST.

      In addition to the seasonal fluctuations described above, our revenues and operating results may vary from quarter to quarter for a variety of other reasons, such as the timing of revenues from corporate sponsors or non-recurring revenues or charges. You should not rely on quarter-to-quarter comparisons of our operating results or our operating results for any particular quarter as indicative of our future performance. It is possible that in some future periods our operating results may be below the expectations of public market analysts and investors. In this event, the price of our common stock might fall. A significant portion of our revenue is derived from our membership business. A significant percentage of our members graduate each year and, therefore, do not renew their memberships. Furthermore, substantially all of our memberships expire annually and require our members to renew the membership subscription. Our revenue growth is highly dependent upon our ability to market the value of our Membership Program to college students and to retain members on a yearly basis. To date, we have not maintained sufficient data to determine the specific number of members who renew on a yearly basis. A failure to acquire new members, renew current members or to predict customer demand in our direct mail business could have a material adverse effect on our business.

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

      From January 1, 1999 to date, we acquired fifteen businesses and, since January 1, 2000, have sold six others. In the future, we may undertake additional acquisitions and sales of certain businesses or operations. These transactions involve a number of risks, including:

      1. diversion of management attention and transaction costs associated in negotiating and closing the transaction;

      2. under-performance of an acquired business relative to our expectations;

      3. inability to retain the customers, management, key personnel and other employees of the acquired business;

      4. inability to establish uniform standards, controls, procedures and policies;

      5. inability to fully utilize all intellectual property of the acquired company;

      6. exposure to legal claims for activities and obligations of the acquired business arising from events occurring prior to the acquisition; and

      7. inability to realize the benefits of divestitures and collect monies owed to us.

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

WE MUST MANAGE OUR GROWTH AND CONSOLIDATION SUCCESSFULLY IN ORDER TO ACHIEVE OUR DESIRED RESULTS.

      In previous years we experienced dramatic growth in personnel and expect to continue to hire additional personnel in selected areas. We reduced our workforce in 2001 and 2002 to decrease our costs and create greater operational efficiency. Ongoing growth and consolidation requires significant time and resource commitments. Further, as a result in part of our acquisitions, approximately 65% of our employees are based outside of our Boston headquarters. If we are unable to effectively manage a large and geographically dispersed group of employees, anticipate our future growth or manage our consolidations effectively, our business will be adversely affected.

OUR MANAGEMENT TEAM HAS LIMITED EXPERIENCE IN RUNNING A PUBLIC COMPANY.

      Our management team has had limited significant experience in a leadership role in a public company. We have recently experienced losses in or changes in our management team, including in IT, HR, legal, marketing and finance and our chief operating officer. We cannot assure you that the management team as currently configured will be able to continue to successfully lead a public company. The failure of the management team to continue to adequately handle this challenge could have a material adverse effect on our business.

WE MUST ATTRACT AND RETAIN KEY MANAGEMENT AND OTHER HIGHLY QUALIFIED PERSONNEL IN A COMPETITIVE LABOR MARKET.

      Our success depends largely upon the continued service of our executive officers, including Raymond V. Sozzi, Jr., our President and Chief Executive Officer, and other key management and technical personnel, and our ability to continue to attract, retain and motivate other qualified personnel. We have recently experienced losses or changes in our IT, HR, legal, marketing and finance executives and in our chief operating officer. Competition for such personnel is high. We have experienced, and we expect to continue to experience in the future, difficulty in hiring highly skilled employees with the appropriate qualifications. Furthermore, our business is labor intensive. If our ability to assemble a qualified work force were impaired, or if we do not succeed in attracting new personnel and retaining and motivating our current personnel, our business could be adversely affected.

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

CERTAIN CURRENT STOCKHOLDERS OWN A LARGE PERCENTAGE OF OUR VOTING STOCK.

      As of May 12, 2003, our executive officers, directors and affiliated entities, together own approximately 49% of our outstanding common stock. Therefore, these stockholders are able to significantly influence all matters requiring stockholder approval and, thereby, our management and affairs. Matters that typically require stockholder approval include: election of directors, merger or consolidation, and sale of substantially all of our assets. This concentration of ownership may delay, deter or prevent acts that would result in a change of control, which in turn could reduce the market price of our common stock.

OUR STOCK PRICE COULD BE EXTREMELY VOLATILE AND MAY RESULT IN LITIGATION AGAINST US.

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

OUR CHARTER DOCUMENTS MAY INHIBIT A TAKEOVER.

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

ITEM 4. CONTROLS AND PROCEDURES

      a) Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

      b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II. OTHER INFORMATION.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      a) Exhibits

10.1. Amendment No. 9 to Loan Agreement, dated as of March 31, 2002, among the Registrant, the subsidiaries of the Registrant, Scholar, Inc. and Reservoir Capital Partners, L.P., Reservoir Capital Associates, L.P. and Reservoir Capital Master Fund, L.P. (amending the Loan Agreement by and among the Registrant, the subsidiaries of the Registrant, and Reservoir Capital Partners, L.P., Reservoir Capital Associates, L.P. and Reservoir Capital Master Fund, L.P.) (incorporated herein by reference to the Registrant's Current Report on Form 8-K dated April 4, 2003 and filed on April 4, 2003).

10.2. Amendment No. 10 to Loan Agreement, dated as of April 30, 2002, among the Registrant, the subsidiaries of the Registrant, Scholar, Inc. and Reservoir Capital Partners, L.P., Reservoir Capital Associates, L.P. and Reservoir Capital Master Fund, L.P. (amending the Loan Agreement by and among the Registrant, the subsidiaries of the Registrant, and Reservoir Capital Partners, L.P., Reservoir Capital Associates, L.P. and Reservoir Capital Master Fund, L.P.).

10.3. First Amendment to Revolving Line of Credit Loan Agreement and Security Agreement, dated as of January 24, 2003, among OCM Direct, Inc., Collegiate Carpets, Inc. and CarePackages, Inc., the Registrant and Bank of America, N.A. (amending the Loan Agreement and Security Agreement by and among OCM Direct, Inc., CarePackages, Inc., Collegiate Carpets, Inc. and Bank of America, N.A.).

10.4. Second Amendment to Revolving Line of Credit Loan Agreement and Security Agreement, dated April 25, 2003, among OCM Direct, Inc., Collegiate Carpets, Inc. and CarePackages, Inc., the Registrant and Bank of America, N.A. (amending the Loan Agreement and Security Agreement by and among OCM Direct, Inc., CarePackages, Inc., Collegiate Carpets, Inc. and Bank of America, N.A.).

10.5. Third Amendment to Revolving Line of Credit Loan Agreement and Security Agreement, dated May 1, 2003, among OCM Direct, Inc., Collegiate Carpets, Inc. and CarePackages, Inc., the Registrant and Bank of America, N.A. (amending the Loan Agreement and Security Agreement by and among OCM Direct, Inc., CarePackages, Inc., Collegiate Carpets, Inc. and Bank of America, N.A.).

99.1 Certifications pursuant to 18 U.S.C. Section 1350.

      b) Reports on Form 8-K

      The Company filed a Current Report on Form 8-K dated February 2, 2003 with the Securities and Exchange Commission on February 2, 2003 reporting an amendment to its loan agreement with Reservoir Capital Partners and the guarantee by John Katzman of its obligations under the loan agreement.

      The Company filed a Current Report on Form 8-K dated February 3, 2003 with the Securities and Exchange Commission on February 10, 2003 reporting the sale of the assets related to its SA Cash business to Blackboard, Inc. and an amendment to its loan agreement with Reservoir Capital Partners.

      The Company filed a Current Report on Form 8-K dated February 11, 2003 with the Securities and Exchange Commission on February 13, 2003 reporting the receipt of a delisting notification from the Nasdaq regarding the listing of the Company's Common Stock on the Nasdaq National Market.

      The Company filed a Current Report on Form 8-K dated March 14, 2003 with the Securities and Exchange Commission on March 19, 2003 reporting an amendment to its loan agreement with Reservoir Capital Partners.

SIGNATURES

      Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Student Advantage, Inc.

                                 (Registrant)


Dated: May 15, 2003              By: /s/ Sevim M. Perry
                                 -----------------------------------------------
                                 Sevim M. Perry
                                 Chief Financial Officer and Assistant Treasurer
                                 (Principal Financial and Accounting Officer)

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


Dated: May 15, 2003                     /s/ Raymond V. Sozzi, Jr.
                                        ----------------------------------------
                                        Raymond V. Sozzi, Jr.
                                        Chairman of the Board of Directors,
                                        President and Chief Executive Officer

                                 CERTIFICATIONS

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


Dated: May 15, 2003              /s/ Sevim M. Perry
                                 -----------------------------------------------
                                 Sevim M. Perry
                                 Chief Financial Officer and Assistant Treasurer