Form 10-Q
period 2003-06-30
STUDENT ADVANTAGE INC
filed 2003-08-14
CIK 1073508

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the Quarterly Period Ended June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 537,309 shares of common stock as of August 12, 2003.

                                 ---------------

                             STUDENT ADVANTAGE, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2003

                                      INDEX

                                                                                                                        PAGE (s)
                                                                                                                        --------
PART I.         FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

                Consolidated Balance Sheets as of June 30, 2003 (Unaudited) and December 31, 2002                           3

                Consolidated Statements of Operations for the three and six months ended June 30, 2003 (Unaudited)
                and 2002 (Unaudited)                                                                                        4

                Consolidated Statements of Cash Flows for the six months ended June 30, 2003 (Unaudited) and 2002
                (Unaudited)                                                                                                 5

                Notes to Consolidated Financial Statements (Unaudited)                                                      6

ITEM 2.         MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                        11

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                                 25

ITEM 4.         CONTROLS AND PROCEDURES                                                                                    26

PART II.        OTHER INFORMATION                                                                                          26

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                        26

ITEM 6.         EXHIBITS AND REPORTS ON FORMS 8-K                                                                          26

SIGNATURES                                                                                                                 28

EXHIBIT INDEX                                                                                                              29

PART 1.   FINANCIAL INFORMATION.

ITEM 1.   FINANCIAL STATEMENTS.

                             STUDENT ADVANTAGE, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                                                   JUNE 30,      DECEMBER 31,
                                                                                                    2003            2002
                                                                                                 ----------      ------------
                                     ASSETS

Current assets
      Cash and cash equivalents................................................................   $   2,640       $   1,468
      Restricted cash..........................................................................         463             515
      Accounts receivable (net of reserves of $188 and $207 at June 30, 2003, and December 31,
        2002, respectively)....................................................................       1,292           1,901
      Inventory (finished goods)...............................................................           -              11
      Prepaid expenses.........................................................................         726           1,204
      Other current assets.....................................................................         571             557
      Current assets of discontinued operations................................................           -           4,537
                                                                                                  ---------       ---------
           Total current assets................................................................       5,692          10,193
      Notes receivable.........................................................................       3,734           4,156
      Long term restricted cash................................................................       1,000               -
      Property and equipment, net..............................................................       2,092           4,296
      Intangible and other assets, net.........................................................           -             758
      Noncurrent assets of discontinued operations.............................................           -          19,086
                                                                                                  ---------       ---------
           Total assets........................................................................   $  12,518       $  38,489
                                                                                                  =========       =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
      Accounts payable.........................................................................   $   1,910       $   4,717
      Other accrued expenses...................................................................       3,776           4,950
      Accrued compensation.....................................................................         111             930
      Deferred revenue and other advances......................................................       1,612           8,280
      Current obligation under capital lease...................................................           4              14
      Notes payable............................................................................           -          12,500
      Related party note payable...............................................................           -           3,500
      Current liabilities of discontinued operations...........................................           -           3,656
                                                                                                  ---------       ---------
           Total current liabilities...........................................................       7,413          38,547
                                                                                                  ---------       ---------

      Deferred gain............................................................................         534             534
      Other long-term accrued expenses.........................................................         121             153
      Notes payable............................................................................       5,250               -
      Related party note payable...............................................................       2,250               -
      Long-term obligations of discontinued operations.........................................           -             108
                                                                                                  ---------       ---------
           Total long-term obligations.........................................................       8,155             795
                                                                                                  ---------       ---------
           Total liabilities...................................................................      15,568          39,342
                                                                                                  ---------       ---------
Commitments and Contingencies (see Note 7)

Stockholders' deficit
      Preferred stock, $0.01 par value, 100,000 and 5,000,000 shares authorized
       at June 30, 2003 and December 31, 2002, respectively, no shares issued and outstanding..           -               -
      Common stock, $0.01 par value; authorized: 1,000,000 and 150,000,000 shares at
       June 30, 2003 and December 31, 2002, respectively; issued and outstanding: 536,261 and
       536,261 at June 30, 2003 and December 31, 2002, respectively............................           5               5
      Additional paid-in capital...............................................................     124,006         124,006
      Accumulated deficit......................................................................    (127,011)       (124,814)
      Note receivable from stockholder.........................................................         (50)            (50)
                                                                                                  ---------       ---------
           Total stockholders' deficit.........................................................      (3,050)           (853)
                                                                                                  ---------       ---------
           Total liabilities and stockholders' deficit.........................................   $  12,518       $  38,489
                                                                                                  =========       =========

--------------------------

* All share and per share items have been adjusted to reflect the one-for-ten reverse split of the common stock effected on June 30, 2003

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             STUDENT ADVANTAGE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                       JUNE 30,                JUNE 30,
                                                                   2003        2002        2003        2002
                                                                   ----        ----        ----        ----
Revenue
      Student services .......................................   $  3,408    $  5,246    $  7,373    $ 12,427
      Corporate and university solutions .....................        636       1,353       1,301       2,829
                                                                 --------    --------    --------    --------
              Total revenue ..................................      4,044       6,599       8,674      15,256

Costs and expenses
      Cost of student services revenue .......................      1,275       1,850       2,808       3,822
      Cost of corporate and university solutions revenue .....          -         818           -       1,856
      Product development ....................................      1,464       1,542       3,056       3,580
      Sales and marketing ....................................      1,138       3,818       2,739       7,226
      General and administrative .............................        849       1,158       1,750       4,203
      Depreciation and amortization ..........................      1,230       2,170       2,950       3,799
                                                                 --------    --------    --------    --------

              Total costs and expenses .......................      5,956      11,356      13,303      24,486
                                                                 --------    --------    --------    --------

Loss from operations .........................................     (1,912)     (4,757)     (4,629)     (9,230)

Realized gain on sale of assets ..............................      1,500       6,953       5,838       6,953
Interest and other income (expense) ..........................        387        (584)        443      (1,170)
                                                                 --------    --------    --------    --------
Income (loss) from continuing operations .....................        (25)      1,612       1,652      (3,447)
                                                                 --------    --------    --------    --------

Discontinued operations:
      Income (loss) from operations of discontinued
       subsidiary.............................................        440         (60)     (3,159)     (2,562)
      Loss on disposal of discontinued subsidiary ............       (690)          -        (690)          -
                                                                 --------    --------    --------    --------

Net income (loss) ............................................   $   (275)   $  1,552    $ (2,197)   $ (6,009)
                                                                 ========    ========    ========    ========

Earnings per share - Basic:
Income (loss) from continuing operations .....................   $  (0.05)   $   3.21    $   3.08    $  (7.05)
Income (loss) from discontinued operations ...................      (0.47)      (0.12)      (7.18)      (5.24)
                                                                 --------    --------    --------    --------
Net income (loss) ............................................   $  (0.52)   $   3.09    $  (4.10)   $ (12.29)
                                                                 ========    ========    ========    ========

Weighted-average number of shares - basic ....................        536         502         536         489
                                                                 ========    ========    ========    ========

Earnings per share - Diluted:
Income (loss) from continuing operations .....................   $  (0.05)   $   3.16    $   3.08    $  (7.05)
Income (loss) from discontinued operations ...................      (0.47)      (0.12)      (7.18)      (5.24)
                                                                 --------    --------    --------    --------
Net income (loss) ............................................   $  (0.52)   $   3.04    $  (4.10)   $ (12.29)
                                                                 ========    ========    ========    ========

Weighted-average number of shares - diluted ..................        536         510         536         489
                                                                 ========    ========    ========    ========

--------------------------

* All share and per share items have been adjusted to reflect the one-for-ten reverse split of the common stock effected on June 30, 2003.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             STUDENT ADVANTAGE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                              FOR THE SIX MONTHS
                                                                                                                 ENDED JUNE 30,
                                                                                                             2003            2002
                                                                                                            -------        --------

CASH FLOWS FROM OPERATING ACTIVITIES FROM CONTINUING OPERATIONS:
   Income (loss) from continued operations...............................................................  $  1,652        $ (3,447)
   Adjustments to reconcile income (loss) from continuing operations to net cash used in operating activities:
     Depreciation........................................................................................     2,192           3,227
     Amortization of intangible assets...................................................................       758             572
     Gain on sale of assets..............................................................................    (5,838)         (6,953)
     Reserve for allowances and bad debts................................................................        --             195
     Compensation expense relating to issuance of equity.................................................        --              49
     Changes in current assets and liabilities, net of effects of acquisitions:
       Accounts and notes receivable.....................................................................       609           3,120
       Prepaid expenses and other current assets.........................................................       414          (1,110)
       Inventory.........................................................................................       (34)             30
       Accounts payable..................................................................................    (2,798)           (873)
       Accrued compensation..............................................................................      (819)           (511)
       Other accrued expenses............................................................................      (807)         (4,082)
       Deferred revenue..................................................................................    (5,668)          3,297
                                                                                                           --------        --------
Net cash used in operating activities from continuing operations.........................................   (10,339)         (6,486)
                                                                                                           --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES FROM CONTINUING OPERATIONS:
   Purchases of fixed assets.............................................................................      (169)           (797)
   Proceeds from sale of fixed assets....................................................................       117              --
   Proceeds from notes receivable........................................................................       370              --
   Proceeds from sale of assets, net of $1,002 cash sold.................................................    21,409           6,500
                                                                                                           --------        --------
Net cash provided by investing activities from continuing operations.....................................    21,727           5,703
                                                                                                           --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES FROM CONTINUING OPERATIONS:
   (Increase) decrease in restricted cash................................................................      (948)             64
   Proceeds from issuance of stock.......................................................................        --           2,725
   Proceeds from exercise of common stock options and employee stock purchase plan.......................        --              61
   Repayment of capital lease obligations................................................................       (10)           (610)
   Repayment of note payable.............................................................................   (10,500)         (5,200)
   Proceeds of notes payable.............................................................................     2,000              --
                                                                                                           --------        --------
Net cash used in financing activities from continuing operations.........................................    (9,458)         (2,960)
                                                                                                           --------        --------
Net cash (used in) provided by discontinued operations...................................................    (2,048)            188
                                                                                                           --------        --------
Decrease in cash and cash equivalents....................................................................      (118)         (3,555)
Cash and cash equivalents, beginning of period, including cash related to discontinued operations........     2,758           5,093
                                                                                                           --------        --------
Cash and cash equivalents, end of period.................................................................  $  2,640        $  1,538
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

         The Company has experienced substantial net losses since its inception and, as of June 30, 2003, had an accumulated deficit of $127.0 million. Such losses and accumulated deficit resulted primarily from significant costs incurred in the development of the Company's products and services and the establishment of the Company's infrastructure. As of the filing of the Company's annual report on Form 10-K, as amended, for the year ended December 31, 2002, certain factors raised concerns about the Company's ability to continue as a going concern. The Company has taken significant steps through the sale of its SA Cash product line in February 2003 for proceeds of $4.5 million, the sale of the assets of its OCM Direct subsidiary in early May 2003 for cash proceeds of $15.6 million and $1.8 million in settlement of intercompany obligations, and the amendment of the terms of its outstanding indebtedness in May 2003, enabling the Company to significantly reduce its outstanding debt obligations and to restructure the remainder of its debt obligations. The Company's operating and financing plan for the remainder of 2003, assumes that it will be able to achieve significant reduction in net cash loss for the remainder of 2003 and into 2004. However, if the Company's revenue and expense projections do not materialize as anticipated, the Company will be required to obtain additional financing. Failure to generate sufficient revenues, reduce certain discretionary spending and obtain additional capital or financing, if needed, would have a material adverse effect on the Company's ability to achieve its intended business objectives. With the proceeds of the sales of its SA Cash product line and the assets of its OCM Direct subsidiary, the related reduction of its debt obligations and restructuring of its remaining debt, the Company believes that it has sufficient cash resources for at least the next 12 months.

         All share and per share items in these Notes to the Consolidated Financial Statements have been adjusted to reflect the one-for-ten reverse split of the Company's Common Stock effected on June 30, 2003.

         These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2002.

UNAUDITED INTERIM FINANCIAL INFORMATION

         The unaudited interim consolidated financial statements of Student Advantage for the three and six months ended June 30, 2003 and 2002, respectively, included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions from Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

         In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Student Advantage at June 30, 2003, and the results of its operations for the three and six months ended June 30, 2003 and 2002, respectively, and its cash flows for the six months ended June 30, 2003 and 2002, respectively. The results for the three and six months ended June 30, 2003 are not necessarily indicative of the expected results for the full fiscal year or any future period due to the seasonal nature of the Company's Student Advantage Membership Program revenue cycle.

NOTE 2 - COMPUTATION OF UNAUDITED NET INCOME (LOSS) PER SHARE (1, 2, 3, 4)

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                THREE MONTHS ENDED    SIX MONTHS ENDED
                                                                                      JUNE 30,            JUNE 30,
                                                                                 2003        2002      2003      2002
                                                                                -------    -------   -------   -------
BASIC AND FULLY DILUTED NET INCOME (LOSS) PER SHARE:

Income (loss) from continuing operations ..............................         $   (25)   $ 1,612   $ 1,652   $(3,447)
                                                                                =======    =======   =======   =======
Net income (loss)......................................................         $  (275)   $ 1,552   $(2,197)  $(6,009)
                                                                                =======    =======   =======   =======

Basic weighted average common shares outstanding  (2), (3) ............             536        502       536       489
                                                                                =======    =======   =======   =======
Basic income (loss) from continuing operations per share ..............         $ (0.05)   $  3.21   $  3.08   $ (7.05)
                                                                                =======    =======   =======   =======
Basic net income (loss) per share......................................         $ (0.52)   $  3.09   $ (4.10)  $(12.26)
                                                                                =======    =======   =======   =======

Fully diluted weighted average common shares outstanding  (2), (3) ....             536        510       536       489
                                                                                =======    =======   =======   =======
Fully diluted income (loss) from continuing operations per share.......         $ (0.05)   $  3.16   $  3.08   $ (7.05)
                                                                                =======    =======   =======   =======
Fully diluted net income (loss) per share..............................         $ (0.52)   $  3.04   $ (4.10)  $(12.26)
                                                                                =======    =======   =======   =======


(1) Net income (loss) per share is computed under SFAS No. 128, "Earnings Per Share." Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by using the weighted average number of common shares and dilutive potential common shares and warrants outstanding during the period.

(2) For all periods, except for the three month period ended June 30, 2002 and six month period ended June 30, 2003, diluted net income (loss) per share does not differ from basic net income (loss) per share since potential common shares from exercise of stock options and warrants are anti-dilutive. For the three month period ended June 30, 2002 and six month period ended June 30, 2003, fully diluted net income (loss) per share assumes the exercise of all outstanding dilutive stock options and warrants.

(3) All share and per share amounts reflect the one-for-ten reverse stock split of the Company's common stock effected on June 30, 2003.

(4) As of June 30, 2003, Student Advantage had reserved 23,552 shares of its common stock for the exercise of various options with exercise prices ranging from $0.40 to $1,587.50 per share. As of June 30, 2003, Student Advantage had reserved 32,675 shares of its common stock for the exercise of various warrants with exercise prices ranging from $100.00 to $1,108.00 per share.

NOTE 3 - STOCK COMPENSATION

         In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation- Transition and Disclosure - amendment of SFAS 123," "SFAS 148." SFAS 148 amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," "SFAS 123," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this statement amends the disclosure requirements for SFAS 123, to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has elected to continue to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," "APB 25," and related interpretations. Accordingly, compensation cost for stock options and restricted stock awards is measured as the excess, if any, of the quoted market price of our stock at the date of the grant over the exercise price an employee must pay to acquire the stock. The Company has adopted the annual disclosure provisions of SFAS 148 in our financial statements for the year ended December 31, 2002 and has adopted the interim disclosure provisions in our financial statements for the quarter ended March 31, 2003. Had compensation cost for the Company's option grants been determined based on the fair value at the date of grant consistent with the method prescribed by SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have increased to the pro forma amounts indicated below:

                                                                       FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                                                                                JUNE 30,                      JUNE 30,
                                                                           2003         2002          2003            2002
                                                                         -------      --------      ---------      ---------
                                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                                             (UNAUDITED)
Net income (loss):
      As reported ..............................................         $  (275)     $  1,552      $  (2,197)     $  (6,009)
      Add:     Stock-based employee compensation expense
               included in reported net loss, net of related
               tax effects .....................................               -            49              -             49

      Deduct:  Total stock-based employee compensation
               determined under fair value based method for all
               awards, net of related tax effects ..............         $  (632)     $   (736)       (1,276)        (1,455)
                                                                         -------      --------      ---------      ---------
      Pro forma net income (loss) ..............................         $  (907)     $    865     $  (3,473)     $  (7,415)
                                                                         =======      ========      =========      =========

Basic net income (loss) per share:
      As reported ..............................................         $ (0.52)     $   3.09      $   (4.10)     $  (12.29)
      Pro forma ................................................         $ (1.69)     $   1.72      $   (6.48)     $  (15.16)

Diluted net income (loss) per share:
      As reported ..............................................         $ (0.52)     $   3.04      $   (4.10)     $  (12.29)
      Pro forma ................................................         $ (1.69)     $   1.70      $   (6.48)     $  (15.16)

NOTE 4 - RELATED PARTY TRANSACTIONS

         Effective May 15, 2000, the Company entered into an Affiliate and E-Commerce Agreement with Princeton Review Publishing, LLC, and The Princeton Review Management, LLC ("TPR"). One of the officers and equity holders of Princeton Review Publishing was a member of the Company's Board of Directors until December 30, 2002 and is currently a guarantor of the Company's debt obligation to Reservoir Capital. Under the agreement, TPR paid the Company a fee to participate in the Student Advantage network by placing the Student Advantage logo and content on The Princeton Review's review.com website. In addition, TPR provided discounts as part of the Student Advantage Membership Program and marketed the discount to high school, college and university students. Additionally, under the agreement the Company paid TPR a fee in exchange for exclusive advertising sales responsibilities for the review.com website. The agreement expired on March 31, 2002. The Company recorded revenues of $0.2 million and expenses of $0.2 million related to this agreement during the six months ended June 30, 2002. Additionally, the Company recorded revenue of $0.2 million and expenses of $0.3 million related to additional work performed by both parties for the six months ended June 30, 2002. No revenue or expenses were recorded related to this agreement for the six months ended June 30, 2003.

         On September 30, 2002, the Company entered into a $3.5 million loan agreement with Scholar, Inc., an entity formed by Raymond V. Sozzi, Jr., the Company's President and Chief Executive Officer, Atlas II, L.P. and certain other stockholders. The loan is referred to as the Scholar loan, has an interest rate of 10% per annum and a maturity date of January 31, 2005, and otherwise has the same terms as the Reservoir Capital credit facility. On May 6, 2003, pursuant to an amendment to the Scholar Loan, the Company repaid $1.3 million of the Scholar Loan (See Note 5).

         During the six month period ended June 30, 2002, Raymond V. Sozzi, Jr., the Company's President and CEO, advanced an aggregate of $0.5 million to the Company, all of which was repaid during the six month period ended June 30, 2002. There were no advances during the six month period ended June 30, 2003.

NOTE 5 - BORROWINGS

         On June 25, 2001, the Company entered into a loan agreement (the "Loan Agreement") by and among the Company, the subsidiaries of the Company and Reservoir Capital Partners, L.P., Reservoir Capital Associates, L.P. and Reservoir Capital Master Fund, L.P. (collectively the "Reservoir Lenders") providing for the establishment of credit facility in the aggregate principal amount of up to $15.0 million, consisting of a $10.0 million term loan and a $5.0 million revolving loan. The Company borrowed $10.0 million in the form of a term loan and $5.0 million in the form of a revolving loan, and used substantially all of these proceeds to pay the cash portion of the purchase price for the acquisition and existing debt of OCM Direct, Inc. The remainder of the proceeds from the credit facility were used for working capital and general corporate purposes of the Company. The credit facility is secured by a lien against substantially all of the assets of the Company, and is guaranteed by all the Company's subsidiaries, which guarantees are also secured. From time to time the terms of the credit facility have been amended as described below.

         In February 2002, the Company's subsidiary, OCM Direct and its two subsidiaries, CarePackages, Inc. and Collegiate Carpets, Inc., entered into a revolving loan agreement with Bank of America providing for a $5.0 million loan facility, which is referred to as the OCM loan. On May 5, 2003, in connection with the Company's sale of substantially all of the assets of OCM Direct to Alloy, Inc., Alloy assumed substantially all of the liabilities of OCM Direct and its subsidiaries, including its obligations under the OCM loan with Bank of America as they existed on May 1, 2003. Until May 1, 2003, the Company provided an unsecured guaranty of the obligations of its three subsidiaries to Bank of America and the interest rate under the OCM loan was LIBOR plus 2.5.

         As noted above, on September 30, 2002, the Company agreed to borrow $3.5 million from Scholar, Inc., an entity formed by the Company's President and Chief Executive Officer, an affiliate of Atlas II, L.P. and certain other of the Company's stockholders. The loan is referred to as the Scholar loan, had an annual interest rate of 8% through April 30, 2003 and otherwise has the same terms as the Reservoir credit facility. On May 6, 2003, pursuant to an amendment to the Scholar Loan, the Company made a payment of $1.3 million of the principal outstanding under the Scholar loan with a portion of the proceeds from the sale of the assets of the Company's OCM Direct subsidiary to Alloy, Inc. Scholar agreed to extend the maturity date of the loan from July 1, 2003 to January 31, 2005, to set the interest rate at 10% per annum beginning May 1, 2003 and to require quarterly payments of interest beginning September 30, 2003. In addition, the Company agreed to pay a fee of $0.1 million on December 31, 2003 and June 30, 2004 if any amount of the loan is outstanding as of such date. As of June 30, 2003, the outstanding principal amount under the Scholar loan was $2.3 million.

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

         On each of January 31, 2003, March 14, 2003, April 14, 2003 and April 28, 2003, the terms of the Reservoir Capital credit facility were further amended. On January 31, 2003, the Reservoir Lenders agreed to reduce the $3.5 million payment due on January 31, 2003 to $1.5 million, which payment was made on that date. On March 14, 2003, the Reservoir Lenders agreed to lend the Company an additional $0.5 million. On March 31, 2003, Reservoir Capital agreed to lend the Company an additional $1.5 million and agreed to change the date on which the Company is required to repay $4.0 million of borrowings under the loan agreement from March 31, 2003 to April 14, 2003. On April 14, 2003, the repayment date for the $4.0 million was amended to become April 28, 2003. On April 28, 2003, the repayment date for the $4.0 million was amended to become May 2, 2003.

         Effective May 1, 2003, the Company amended its loan agreement with the Reservoir Lenders and John Katzman, to provide for a payment of $7.8 million of the principal amount outstanding under the Reservoir credit facility upon the consummation of the sale of the assets of the Company's OCM Direct subsidiary to Alloy, Inc. The payment was made on May 6, 2003. In addition, the Reservoir Lenders and Mr. Katzman agreed to extend the maturity date of their loans from July 1, 2003 to January 31, 2005, to set the interest rate at 10% per annum beginning May 1, 2003 and require quarterly payments of interest beginning September 30, 2003. The Reservoir Lenders and Mr. Katzman also agreed to waive all accrued and unpaid interest under the loan through April 30, 2003. In addition, the Company agreed to pay a fee of $0.1 million on December 31, 2003 and June 30, 2004 if any of the loans are outstanding as of such date. As of June 30, 2003, the outstanding principal amount under the Reservoir credit facility was $5.3 million.

         As of June 30, 2003 and December 31, 2002, the Company had total borrowings outstanding of $7.8 million and $18.2 million, respectively.

NOTE 6 - OTHER EVENTS

         Effective April 1, 2002, the Company entered into a two year Sales Agency Agreement with Alloy, Inc., appointing Alloy as the primary, non-exclusive agent for the purpose of selling its CollegeClub.com media inventory. The Company received an agent fee of $4.9 million under the agreement and must make quarterly payments to Alloy for agent performance and base commissions and may make additional variable commission payments to Alloy based on CollegeClub.com media revenues over the two-year term of the agreement. The Company deferred the $4.9 million fee it received and is reducing it over the two year term of the agreement as appropriate. For the first fifteen months of the agreement, the payments for agent performance, base commissions and variable commissions have equaled $2.2 million. On April 1, 2003, the parties amended the agreement to provide for a minimum quarterly base commission rate of $0.5 million for the period from April 1, 2003 to March 31, 2004. On May 6, 2003, the Company prepaid $2.2 million to Alloy for anticipated commissions through March 31, 2004. As of June 30, 2003, the remaining $1.7 million prepaid balance has been offset against the remaining $1.9 million of deferred agent fee on the Company's balance sheet.

         Effective May 8, 2002, the Company sold the assets relating to its SA Marketing Group product line to Triple Dot, Inc., a subsidiary of Alloy, Inc. At the time of the sale the Company had the opportunity to receive an additional $1.5 million based on the performance of certain pending proposals, of which $1.0 million was prepaid to the company and deferred until earned. On May 5, 2003, the parties amended the purchase agreement to note that all obligations had been met by both parties and on May 5, 2003, the remaining $0.5 million was paid to the Company. The Company recorded the $1.5 million as additional gain on sale during the three month period ended June 30, 2003.

         On May 5, 2003, the Company completed the sale of substantially all the assets of its OCM Direct subsidiary to Alloy Inc., for cash consideration of $15.6 million and $1.8 million as settlement of the intercompany balance between OCM Direct and the Company and the amendment of the terms of OCM Direct's outstanding indebtedness to Bank of America. $1.0 million of the consideration paid was placed into an escrow account, which expires on May 1, 2005, and may be drawn down by the Company upon payment of tax liabilities related to OCM Direct prior to that date. The assets sold consisted of primarily cash, accounts receivable, property and equipment, goodwill and intangible assets, inventory and prepaid expenses. The buyer also assumed certain accounts payable, accrued liabilities and the outstanding balance on the Bank of America line of credit. OCM Direct's sales, reported in discontinued operations, for the six month periods ended June 30, 2003 and 2002 were $4.2 million and $9.2 million, respectively. OCM Direct's loss, reported in discontinued operations, for the six month periods ended June 30, 2003 and 2002 were $3.2 million and $2.6 million respectively. In connection with the sale, the Company agreed not to compete with Alloy in the business of selling diploma frames, carpets, residence halls linens and related dorm accessories as well as care packages and related sampling programs except as currently done through the Company's websites and membership program until May 2007. In relation to the sale, the Company deferred $1.0 million of the purchase price for anticipated tax liabilities and recorded a net loss of $0.7 million, inclusive of transaction costs of $1.0 million, during the three month period ended June 30, 2003.

         On June 30, 2003, the Company's shareholders approved a one-for-ten-reverse split of the common stock. In addition, the shareholders approved a reduction in the number of authorized shares of common stock from 150,000,000 to 1,000,000 and a reduction in the number of authorized shares of preferred stock from 5,000,000 to 100,000. Effective July 1, 2003, the Company's common stock began trading under the new ticker symbol "STUA" on the OTC Bulletin Board.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Student Advantage has included in this filing certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 concerning Student Advantage's business, operations and financial condition. The words or phrases "can be," "expects," "may affect," "may depend," "believes," "estimate," "project" and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and Student Advantage cautions you that any forward-looking information provided by or on behalf of Student Advantage is not a guarantee of future performance. Actual results could differ materially from those anticipated in such forward-looking statements due to a number of factors, some of which are beyond Student Advantage's control, in addition to those discussed in Student Advantage's other public filings, press releases and statements by Student Advantage's management, including those set forth below under "Factors That May Affect Future Results". All such forward-looking statements are current only as of the date on which such statements were made. Student Advantage does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

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

         We reach consumers offline through our Student Advantage Membership Program, and online through our highly trafficked websites studentadvantage.com, CollegeClub.com and our Official College Sports Network ("OCSN"). The Student Advantage Membership Program is a national fee-based membership program that provides its student members with exclusive benefits including ongoing discounts on products and services currently offered by more than 15,000 participating national and local business locations. Discounts are made available to students both through our studentadvantage.com website and at sponsors' retail and online locations. OCSN is the largest, most trafficked network on the web devoted exclusively to college sports, providing online brand management and content delivery to more than 135 schools and athletic conferences. Until January 2003, we also reached our consumers through our SA Cash programs. The SA Cash programs enabled students to use their college ID cards as a method of payment (stored-value card) for off-campus dining, shopping and other purchase needs. In January 2003, we sold the portion of our assets relating to our SA Cash brand to Blackboard, Inc. In connection with the sale, we entered into a limited licensing agreement with Blackboard under which we will continue to offer the SA Cash product line to a set of designated colleges and universities, but otherwise will not compete with Blackboard in the SA Cash business other than in connection with schools operating on the Diebold payments platform until January 2010. We do not anticipate that the SA Cash product will be a significant source of revenue in the future. Effective May 1, 2003, we sold substantially all the assets of our OCM Direct subsidiary to Alloy, Inc. OCM Direct was our direct mail marketing business and provided college and university-endorsed products to students and their parents. In connection with the sale, we agreed not to compete with Alloy in the business of selling diploma frames, carpets, residence halls linens and related dorm accessories as well as care packages and related sampling programs except as currently done through the Company's websites and membership program until May 2007.

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

Accounts Receivable

         We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we become aware of a specific customer's inability to meet its financial obligations to us, such as a bankruptcy filing or a substantial down-grading of a customer's credit rating, we record a specific reserve to reduce our net receivable to the amount we reasonably expect to collect. We also record reserves for bad debts based on the length of time our receivables are past due, the payment history of our individual customers and the current financial condition of our customers based on obtainable data and historical payment and loss trends. Our allowance for doubtful accounts was $0.2 million and $0.2 million at June 30, 2003 and December 31, 2002, respectively. Uncertainties affecting our estimates include future industry and economic trends and the related impact on the financial condition of our customers, as well as the ability of our customers to generate cash flows sufficient to pay the amounts due. If circumstances change, such as higher than expected defaults or an unexpected material adverse change in a customer's ability to meet its financial obligations to us, our estimates of the recoverability of the receivables due us could be reduced by a material amount.

Revenue Recognition

         We report revenues in two categories: student services revenue and corporate and university solutions revenue. Student services revenue is attributable to the parts of our business focused primarily on providing goods and services to students, their parents and alumni. We derive student services revenue from commerce, subscription and advertising. Commerce revenue from continuing operations is derived primarily from transaction-based revenue earned for reselling products and services and processing stored value transactions. To date, commerce revenue has primarily included revenue that we receive from the sale of residence hall linens and related accessories, care packages and diploma frames through direct mail marketing, fees from SA Cash transactions and e-commerce revenue from our network of websites. As a result of the February 2003 sale of our SA Cash product line, fees from SA Cash transactions were not a significant part of our revenue stream beginning with the three month period ended June 30, 2003. As a result of the May 2003 sale of the assets of our OCM Direct subsidiary, revenue from the sale of residence hall linens and related accessories, care packages and diploma frames will be presented in the results of discontinued operations on our Consolidated Statements of Operations. Commerce revenue is recognized upon the completion of the related contractual obligations. Subscription revenue is derived from membership fees related to enrolling students in the Student Advantage Membership Program. Subscription revenue is recognized ratably from the date of subscription to the end of the annual membership period. Advertising revenue consists primarily of fees for banner advertisements and sponsorships on our network of websites. Website advertising revenue is recognized as the related impressions are displayed, provided that no significant obligations remain and collection of the related receivable is assured. Certain advertising arrangements include guarantees of a minimum number of impressions. For arrangements with guarantees, revenue is recognized based upon the lesser of: (1) ratable recognition over the period the advertising is displayed, provided that no significant Company obligations remain and collection of the receivable is assured, or (2) a pro-rata portion of contract revenue based upon impressions delivered relative to minimum guaranteed impressions to be delivered.

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

         In accordance with the EITF Issue No. 99-17, "Accounting for Advertising Barter Transactions," we have recorded barter revenue and expense based upon the fair value of the advertising surrendered in the transaction. Fair value is established by reference to comparable cash transactions during the six-month period preceding the barter transaction. Generally, barter transactions involve exchanges of banner advertising. For the six months ended June 30, 2003 and 2002, we recorded $19,000 and $2.1 million of barter revenue and $19,000 and $2.1 million of barter expense as sales and marketing expense, respectively.

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

         In November 2001, the Emerging Issues Task Force concluded its discussions on EITF Issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)". This guidance requires that an entity account for consideration given to a customer as a reduction of revenue unless it can demonstrate an identifiable benefit that can be sufficiently separable from the sale of the products or services to the customer, and can reasonably estimate the fair value of the benefit identified. We adopted EITF Issue 01-9 effective January 1, 2002. In accordance with EITF 01-9, we have offset amortization of consideration given to certain vendors against revenue (for the six months ended June 30, 2003, this approximated $0.9 million). While consideration given and received by us are carried at the gross value of the amounts on the balance sheet, any revenue recognized is reflected on a net basis in the accompanying statement of operations.

Goodwill and other intangible assets

         Intangible assets include the excess of the purchase price over identifiable tangible net assets acquired in acquisitions. Such assets include goodwill, completed technology, workforce, customer lists, non-compete agreements, websites and other intangible assets, which are being amortized on a straight-line basis over their estimated economic lives ranging from two to fifteen years. As a result of the application of SFAS 142 in 2002, we stopped amortizing the remaining goodwill related to the acquisition of OCM Direct in the first quarter of 2002. We continued to amortize the remaining value of our intangible assets related to completed technology, workforce, customer lists, non-compete agreements and contracts related to our acquisitions of OCM Direct and Collegeclub. As of May 1, 2003, in relation to our sale of the assets of OCM Direct, we removed $17.8 million of net goodwill and intangible assets as part of the overall loss on sale calculation. As of June 30, 2003, the remaining intangible asset related to our acquisition of Collegeclub has been fully amortized. Amortization expense from continuing operations for the six month period ended June 30, 2003 and 2002 was $0.8 million and $0.6 million, respectively.

         The Company completed an analysis to assess the carrying value of the remaining goodwill amounts, as of December 31, 2002, and determined there was no impairment.

RESULTS OF CONTINUING OPERATIONS

Comparison of Quarter Ended June 30, 2003 with Quarter Ended June 30, 2002

         Revenue. Total revenues decreased to $4.0 million for the second quarter of 2003 from $6.6 million for the second quarter of 2002, due to decreases in student services revenue of $1.8 million and corporate and university solutions revenue of $0.7 million.

         Student Services Revenue. Student services revenue decreased to $3.4 million in the second quarter of 2003 from $5.2 million in the second quarter of 2002. The decrease was primarily due to a reduction in barter revenue of $1.0 million, a reduction in the amount of revenue related to our contract with General Motors which expired in May 2003, and the sale of substantially all the assets of our SA Cash brand in February 2003. Additionally, advertising revenue from our network of web sites decreased primarily as a result of a decrease in online advertising on CollegeClub.com.

         Corporate and University Solutions Revenue. Corporate and university solutions revenue decreased to $0.6 million in the second quarter of 2003 from $1.4 million in the second quarter of 2002. The decrease in revenue was primarily due to the sale of our SA Marketing Group brand on May 8, 2002, and partially offset by increases in our licensing fees from universities.

         For the three month period ended June 30, 2003 and 2002, there were no individual customers that accounted for more than 10% of revenue.

         Cost of Student Services Revenue. Cost of student services revenue consists of the costs associated with subscription, commerce and advertising revenue. Subscription costs consists of the costs associated with the fulfillment of membership subscriptions and customer service. Commerce costs include costs of goods paid to partners in connection with selling products and personnel-related costs associated with acquiring customers for the Company. Advertising costs consist primarily of royalties paid to colleges and universities and fees paid to partners' in exchange for the right to place media inventory on such parties' web sites. Cost of student services revenue decreased to $1.3 million in the second quarter of 2003 from $1.9 million in the second quarter of 2002. The decrease was due the sale of our SA Cash brand on February 1, 2003, consistent with the decrease in the related revenue.

         Cost of Corporate and University Solutions Revenue. Cost of corporate and university solutions revenue consists primarily of the costs of marketing services and the costs of acquiring customers on behalf of our corporate clients. Marketing services costs primarily include the direct and indirect costs associated with planning and implementing events and promotions provided through our SA Marketing Group brand. Cost of corporate and university solutions revenue decreased to zero in the second quarter of 2003 from $0.8 million in the second quarter of 2002, consistent with the sale of our SA Marketing Group assets on May 8, 2002, which constituted our only cost of sales against our corporate and university solutions revenue.

         Product Development. Product development expenses consist primarily of personnel-related and consulting costs associated with the development and enhancement of our suite of products, which include the Student Advantage Membership Program and our network of web sites. Product development expenses remained level at $1.5 million in the second quarter of 2003 as compared to the second quarter of 2002.

         Sales and Marketing. Sales and marketing expenses consist primarily of personnel and other costs related to our sales and marketing programs. Sales and marketing expenses decreased to $1.1 million in the second quarter of 2003 from $3.8 million in the second quarter of 2002. The decrease was primarily related to a reduction in barter expense of $1.0 million, the sale of the assets of our SA Marketing Group brand in May 2002, and the sale of the assets of our SA Cash brand in February 2003.

         General and Administrative. General and administrative expenses consist primarily of costs related to general corporate functions, including executive management, finance, human resources, facilities, accounting and legal. General and administrative expenses decreased to $0.8 million in the second quarter of 2003 from $1.2 million in the second quarter of 2002. The decrease was primarily due to a significant reduction in the number of employees engaged in the general and administrative functions.

         Depreciation and Amortization. Depreciation expense decreased to $1.0 million in the second quarter of 2003 from $1.6 million in the second quarter of 2002, primarily due to decreased capital expenditures throughout 2002 and the first two quarters of 2003. Amortization expense decreased to $0.2 million in the second quarter of 2003 from $0.6 million in the second quarter of 2002. In accordance with SFAS 142, we amortized the value of acquired contract related to CollegeClub, which was fully amortized as of April 2003.

         Realized Gain on Sale of Assets. On May 5, 2003, we amended the SA Marketing Group purchase agreement dated May 8, 2002 with Triple Dot, Inc., to provide that all obligations had been met by both parties in relation to the $1.5 million earn-out in the original agreement. The Company recorded the $1.5 million as additional gain on sale during the three-month period ended June 30, 2003.

         Interest and Other Income (Expense), Net. Interest net, includes interest income from cash balances and notes receivable and interest expense related to the Company's financing obligations. Interest income was $0.4 million in the second quarter of 2003 compared to $0.6 million of interest expense in the second quarter of 2002. The decrease in interest expense resulted mainly from the May 1, 2003 amendment to our Reservoir credit facility. The Reservoir Lenders agreed to waive $0.5 million of accrued and unpaid interest under the loan through April 30, 2003. In addition, we recorded $0.1 million of interest income related to cash balances and notes receivable offset by $0.2 million of interest expense on our Reservoir credit facility.

Comparison of Six Months Ended June 30, 2003 with Six Months Ended June 30, 2002

         Revenue. Total revenues decreased to $8.7 million for the first six months of 2003 from $15.3 million for the first six months of 2002 due to a decrease in student services revenue of $5.1 million and corporate and university solutions revenue of $1.5 million.

         Student Services Revenue. Student services revenue decreased to $7.4 million in the first months of 2003 from $12.4 million in the first six months of 2002. The decrease in student services revenue was primarily due to a reduction in barter revenue of $2.1 million, a $1.6 million reduction in the amount of revenue related to our contract with General Motors, which expired in May 2003, and the sale of substantially all assets of our SA Cash brand in February 2003.

         Corporate and University Solutions Revenue. Corporate and university solutions revenue decreased to $1.3 million in the first six months of 2003 from $2.8 million in the first six months of 2002. The decrease in revenue was due to the sale of certain assets of our SA Marketing Group brand on May 8, 2002, and partially offset by increases in our licensing fees from universities.

         For the six month period ended June 30, 2003 and 2002 there were no individual customers that accounted for more than 10% of revenue.

         Cost of Student Services Revenue. Cost of student services revenue decreased to $2.8 million in the first six months of 2003 from $3.8 million in the first six months of 2002. The decrease was primarily due to the sale of substantially all the assets of our SA Cash brand in February 2003, consistent with the decrease in the related revenue.

         Cost of Corporate and University Solutions Revenue. Cost of corporate and university solutions revenue decreased to zero in the first six months of 2003 from $1.9 million in the first six months of 2002, consistent with the sale of our SA Marketing Group assets on May 8, 2002, which constituted our only cost of sales against our corporate and university solutions revenue.

         Product Development. Product development expenses decreased to $3.1 million in the first six months of 2003 from $3.6 million in the first six months of 2002. The decrease was primarily due to the sale of the assets of our SA Cash brand in February 2003, the reduction in number of employees engaged in product development in the first six months of 2003 and a general reduction in technology spending.

         Sales and Marketing. Sales and marketing expenses decreased to $2.7 million in the first six months of 2003 from $7.2 million in the first six months of 2002. The decrease was primarily related to a reduction in barter expense of $2.1 million, the sale of our SA Marketing Group assets in May 2002, and the sale of the assets of our SA Cash brand in February 2003.

         General and Administrative. General and administrative expenses decreased to $1.8 million in the first six months of 2003 from $4.2 million in the first six months of 2002. The decrease was primarily due to a significant reduction in the number of employees engaged in the general and administrative functions.

         Depreciation and Amortization. Depreciation expense decreased to $2.2 million in the first six months of 2003 from $3.2 million in the first six months of 2002, primarily due to decreased capital expenditures in 2002 and 2003. Amortization expense decreased to $0.8 million in the first six months of 2003 from $0.6 million in the first six months of 2002 resulting from the full amortization of our intangible assets relating to our acquisition of Collegeclub in April 2003.

         Realized Gain (Loss) on Sale of Assets. In May 2002, we sold the assets of our SA Marketing Group brand to Triple Dot, Inc., for a cash payment of $6.5 million and an opportunity to earn up to an additional $1.5 million based on the performance of certain pending proposals. For the six month period ended June 30, 2002, we recorded a gain of $7.0 million. Effective May 5, 2003, we amended the SA Marketing Group purchase agreement dated May 8, 2002 with Triple Dot, Inc., to provide that all obligations had been met by both parties in relation to the $1.5 million earn-out in the original agreement. The Company recorded the $1.5 million as additional gain on sale during the six month period ended June 30, 2003. On February 3, 2003, we completed the sale of certain assets of our SA Cash brand to Blackboard Inc. for a cash payment of $4.5 million and recorded a net gain of $4.3 million.

         Interest and Other Income (Expense), Net. Interest net, includes interest income, net, of $0.4 million in the first six months of 2003 compared to $1.2 million of interest expense, net, in the first six months of 2002. The decrease in interest expense was mainly a result of December 31, 2002 debt restructuring with our lenders. In accordance with SFAS 15 "Accounting by Debtors and Creditors Regarding Troubled Debt Restructuring", we recorded the anticipated total interest expense over the remaining term of the debt as of December 31, 2002. Accordingly, no interest expense was recorded for the three month period ended March 31, 2003. The decrease in interest expense was also a result of the May 1, 2003 amendment to our Reservoir credit facility. The Reservoir Lenders agreed to waive $0.5 million of accrued and unpaid interest under the loan through April 30, 2003. In addition, we recorded $0.1 million of interest income related to cash balances and notes receivable offset by $0.3 million of interest expense on our Reservoir credit facility.

RESULTS OF DISCONTINUED OPERATIONS

         On May 5, 2003, we sold substantially all of the assets of our OCM Direct subsidiary to Alloy, Inc., for a cash payment of $15.6 million and $1.8 million in settlement of the intercompany balance between OCM Direct and us.

        OCM Direct is accounted for as a discontinued operation in the accompanying financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." OCM Direct's results of operations and cash flows have been removed from our results of continuing operations for all periods presented. All related disclosures have also been adjusted to reflect the discontinued operation. Summarized selected financial information from discontinued operations for the periods indicated is as follows:

                        THREE MONTHS ENDED    SIX MONTHS ENDED
                             JUNE 30,             JUNE 30,
                          2003      2002      2003        2002
                        -------   -------    -------    -------
                                   (IN THOUSANDS)
                                    (UNAUDITED)
Revenue .........       $ 3,021   $ 7,681    $ 4,187    $ 9,171
                        -------   -------    -------    -------
Income (loss)....       $   440   $   (60)   $(3,159)   $(2,562)
                        =======   =======    =======    =======

         The assets and liabilities of the discontinued operation are stated separately in the consolidated balance sheet. The following is a summary of the primary asset and liability categories as of December 31, 2002:

                                                  DECEMBER 31,
                                                     2002
                                                    ------
                                                (IN THOUSANDS)
                                                  (UNAUDITED)
Cash .....................................         $ 1,290
Accounts receivable, net .................           1,047
Prepaid Expenses and other current assets.             787
Inventories (finished goods) .............           1,413
Property and equipment, net ..............           1,049
Goodwill .................................          16,843
Intangible assets.........................           1,194
                                                   -------
  Total Assets ...........................         $23,623
                                                   =======

Accounts payable .........................        $    553
Accrued liabilities ......................           1,345
Borrowings under line of credit ..........           1,670
Other liabilities ........................             196
                                                   -------
  Total Liabilities ......................         $ 3,764
                                                   =======

LIQUIDITY AND CAPITAL RESOURCES

         Since our inception, we have financed our operations primarily through the private placement and public offering of securities, cash from operations, borrowings under our term loan, credit facilities, loans from equity holders, sales of accounts receivable and dispositions of businesses. Our liquidity needs arise primarily from our operating losses, our working capital requirements, debt service on the indebtedness to the Reservoir Lenders, which we refer to as the Reservoir credit facility, and debt service on the Scholar loan. In addition, we expect to have additional liquidity needs as a result of required repayments of the Reservoir credit facility, the Scholar loan and the guarantee fee to Mr. Katzman. As of June 30, 2003 and December 31, 2002, we had $7.8 million and $18.2 million of total indebtedness, consisting of $5.3 and $13.0 million in principal borrowings and interest under the Reservoir credit facility, $2.5 and $3.5 million in principal borrowings and interest under the Scholar loan and $0 and $1.7 million in borrowings under the OCM loan, respectively. The OCM loan was assumed by Alloy, Inc. as of May 1, 2003 as part of their purchase of OCM Direct.

         As of June 30, 2003, we had cash and cash equivalents of $2.6 million. We had current restricted cash of $0.5 million, which represents amounts held by our third party credit card processor, and long-term restricted cash of $1.0 million held in escrow pursuant to the terms of acquisition agreements we entered into relating to the sale of OCM Direct.

         Net cash used in operating activities from continuing operations was $10.3 million for the six months ended June 30, 2003, an increase of $3.8 million compared to net cash used for operating activities of $6.5 million for the six months ended June 30, 2002. Net cash used in operating activities from continued operations in the six months ended June 30, 2003 was primarily a result of a net gain on sale of assets of $5.8 million, a decrease in accounts payable of $2.8 million, and a decrease in deferred revenue of $5.7 million, partially offset by depreciation and amortization of $3.4 million and income from continuing operations of $1.7 million.

         Net cash provided by investing activities from continuing operations was $21.7 million for the six months ended June 30, 2003. Net cash provided by investing activities was $5.7 million for the six months ended June 30, 2002. Net cash provided by investing activities in the six months ended June 30, 2003 was primarily a result of the proceeds received for the sale of the assets of OCM Direct in May 2003 and SA Cash in February 2003, which was partially offset by purchases of fixed assets. Net cash provided by investing activities the first six months of 2002 was a result of the proceeds received for the sale of the assets of our SA Marketing Group brand in May 2002, offset by purchases of fixed assets.

         Net cash used in financing activities from continuing operations was $9.5 million and $3.0 million for the six months ended June 30, 2003 and 2002, respectively. The net cash used in financing activities in the six months ended June 30, 2003 was primarily the result of repayment of $10.5 million under the Reservoir Capital credit facility and an increase in restricted cash of $1.0 million, which were partially offset by borrowings of $2.0 million under the Reservoir credit facility. The net cash provided by financing activities in the six months ended June 30, 2002 was primarily the result of the net proceeds of $2.7 million from the sale of 36,000 shares of common stock in a private placement in May 2002, partially offset by the repayment of $5.2 million of our obligations to Reservoir Capital.

         On September 30, 2002, we agreed to borrow $3.5 million from Scholar, Inc., an entity formed by Raymond V. Sozzi, Jr., our President and Chief Executive Officer, an affiliate of Atlas II, L.P. and certain other of our stockholders. The loan is referred to as the Scholar loan, has an interest rate of 10% per annum and a maturity date of January 31, 2005 and otherwise has the same terms as the Reservoir Capital credit facility.

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

         Effective April 30, 2003, we amended our loan agreements with the Reservoir Lenders, Scholar, Inc. and John Katzman, (together with Scholar, Inc. and the Reservoir Lenders, the "Lenders") to provide for payments of $7.8 million of the principal amount outstanding under the Reservoir credit facility and $1.2 million of the principal outstanding under the Scholar loan upon the consummation of the sale of substantially all the assets of the our OCM Direct subsidiary to Alloy, Inc. In addition, the Reservoir Lenders agreed to extend the maturity date of the loan from July 1, 2003 to January 31, 2005, to set the interest rate at 10% per annum beginning May 1, 2003 and require quarterly payments of interest beginning on September 30, 2003. The Reservoir Lenders and Mr. Katzman also agreed to waive all accrued and unpaid interest under the loan through April 30, 2003. In addition, we agreed to pay a fee of $0.1 million on December 31, 2003 and June 30, 2004 if any of the loans are outstanding as of such date. After payment of an aggregate of $9.0 million on May 6, 2003 in accordance with the terms of the amendments, the outstanding principal amounts under the Reservoir credit facility and the Scholar loan were $5.3 million and $2.3 million, respectively. In connection with the Company's sale of substantially all of the assets of OCM Direct to Alloy, Inc., Alloy assumed substantially all of the liabilities of OCM Direct and its subsidiaries, including its obligations under the OCM loan with Bank of America. Our guarantee of the loan was terminated as of May 1, 2003.

The following table summarizes our future minimum lease payments under noncancelable operating and capital leases as of December 31, 2002. Other than the reduction in operating and capital lease commitments as a result of the OCM Direct divestiture described in footnote (1) below, since December 31, 2002, there has been no material change in our future obligations for these commitments (in thousands):

YEAR ENDING DECEMBER 31,             CAPITAL LEASES          OPERATING LEASES
-------------------------            --------------          ----------------

2003                                            117                     1,780
2004                                             46                     1,471
2005                                             35                     1,355
2006                                             23                       749
2007                                             16                       481
Thereafter                                        3                        --
                                     --------------          ----------------
Total minimum lease payments         $          240          $          5,836
                                     ==============          ================


(1) The capital and operating lease commitments shown above include the following amounts related to the OCM Direct business, which was divested on May 5, 2003 (in thousands, unaudited):


YEAR ENDING DECEMBER 31,             CAPITAL LEASES          OPERATING LEASES
-------------------------            --------------          ----------------

2003                                            103                     1,011
2004                                             46                     1,035
2005                                             35                     1,066
2006                                             23                       749
2007                                             10                       481
Thereafter                                        3                        --
                                     --------------          ----------------
Total minimum lease payments         $          226          $          4,342
                                     ==============          ================

         We have experienced substantial net losses since our inception and, as of June 30, 2003, had an accumulated deficit of $127.0 million. Such losses and accumulated deficit resulted primarily from significant costs incurred in the development of our products and services and the establishment of our infrastructure. We have also experienced a reduction in revenue and an increase in net losses as a result of the economic downturn, in particular, the downturn in the media and advertising sector, and as a result of the sale of various assets, including the OCM Direct business. During 2003, we have continued to reduce our operating costs and plan to further reduce operating costs over the remainder of 2003. However, our cash requirements for debt service, primarily the repayment of debt, and continued operations are substantial and our available resources may not be sufficient to fund such obligations, requiring us to obtain additional financing.

         We believe that our available cash resources are sufficient to meet our current obligations under the Reservoir Capital and Scholar loans, which consist of quarterly interest payments beginning on September 30, 2003. However, if we are unable to realize an anticipated increase in revenue for the remainder of 2003 and cost savings through significant reductions in our net cash loss, we may be required to obtain additional financing. In addition, based on our current expectations, we will be required to raise additional financing in order to repay our outstanding indebtedness when it becomes due beginning on January 31, 2005. There can be no assurance that new or additional sources of financing will be available or will be available upon terms acceptable to us. To the extent that we finance our requirements through the issuance of additional equity securities, any such issuance would result in dilution to the interests of our stockholders. Furthermore, to the extent that we incur indebtedness in connection with financing activities, we will be subject to all of the risks associated with incurring substantial indebtedness, including the risk that interest rates may fluctuate and cash flow may be insufficient to pay principal and interest on any such indebtedness. Our loan agreement with Reservoir Capital imposes significant restrictions on our ability to raise funds through the sale of equity, make investments and acquisitions, restructure our operations, obtain other financing and realize proceeds from sales of assets or equity financings. As of the filing of our annual report on Form 10-K, as amended, for the year ended December 31, 2002, these and other factors raised concerns about our ability to continue as a going concern. With the proceeds of the sales of our SA Cash product line and substantially all of the assets of our OCM Direct subsidiary, the related reduction of our debt obligations and restructuring of our remaining debt, we believe that we have sufficient cash resources for at least the next 12 months.

     CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

WE HAVE EXPERIENCED LOSSES IN THE PAST AND EXPECT FUTURE LOSSES.

         We have not achieved profitability and have incurred significant operating losses to date. As of June 30, 2003, our accumulated deficit was $127.0 million. We expect to continue to incur significant operating and capital expenditures and, as a result, we will need to generate significant revenue to achieve and maintain profitability. We may need to further reduce our expenses in order to achieve and maintain profitability. We may not be able to reduce our expenses without affecting our ability to generate revenues, consummate transactions or achieve and sustain profitability. We cannot assure you that we will achieve sufficient revenue for profitability. We have experienced a reduction in revenue and an increase in net losses in connection with the economic downturn and, in particular, the downturn in the media and advertising sector and due to the sales of various assets. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. If revenue grows more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially and adversely affected.

WE HAVE INCURRED A SUBSTANTIAL AMOUNT OF DEBT AND NEED ADDITIONAL CAPITAL, AND THE FUTURE FUNDING OF OUR CAPITAL NEEDS IS UNCERTAIN.

         We require substantial working capital to fund our business and service our outstanding debt obligation. As of June 30, 2003, we had $7.8 million of total indebtedness, consisting of $5.3 million in principal borrowings and interest under the Reservoir Capital credit facility, and $2.5 million in principal borrowings and interest under the Scholar loan. In connection with our sale of substantially all of the assets of OCM Direct to Alloy, Inc., Alloy assumed substantially all of the liabilities of OCM Direct, including its obligations under the OCM loan with Bank of America as of May 1, 2003. The Company's guarantee of the loan was terminated as of May 1, 2003. Also effective May 1, 2003, we amended our loan agreement with our Reservoir Lenders to provide for payments of $7.8 million of the principal amount outstanding under the credit facility and $1.2 million of the principal outstanding under the Scholar loan upon the consummation of the sale of substantially all the assets of the our OCM Direct subsidiary to Alloy, Inc. The Reservoir Lenders also agreed to extend the maturity date of the loan from July 1, 2003 to January 31, 2005, to set the interest rate at 10% per annum beginning May 1, 2003 and will require quarterly payments of interest beginning September 30, 2003. The required payments were made to the Lenders on May 6, 2003.

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

OUR ABILITY TO GENERATE SIGNIFICANT REVENUES AND PROFITS FROM CERTAIN ESTABLISHED AND NEW PRODUCTS AND SERVICES IS UNCERTAIN.

Our business model depends, in part, on increasing the amount of revenues and profits derived from certain established and new products and services. Our ability to generate significant revenues and profits from these products and services will depend, in part, on the implementation of our strategy to generate significant transaction commerce and user traffic. Our strategy includes using our membership card program to achieve a significant presence in university and college communities, and to develop and expand on sponsor relationships to include revenue sharing agreements based on transaction volume. There is intense competition among offerors of alternative payment methods, including stored-value cards, debit card and credit cards, and among websites that sell online advertising. During the second quarter of 2001, AT&T completed its obligation to purchase Student Advantage memberships in bulk. In prior periods, the majority of student memberships were obtained through AT&T or other corporate partners' promotional offers of Student Advantage memberships. These promotional offers typically included a free one-year membership in the Student Advantage Membership Program. Our corporate partners purchased Student Advantage memberships in bulk to fulfill these promotional offers. We have focused our efforts to change the marketing model for the sale of memberships from a primarily bulk sale model to a more balanced model which includes the sale of memberships to both corporate partners in bulk and direct sales to individuals. We expect to sell memberships under this model through our corporate partners, the Student Advantage network of websites, and other related marketing channels. We have experienced and anticipate continuing to experience a decline in the overall number of memberships sold through bulk sale arrangements, although we expect that this decline will be partially offset by an increase in the number of individual memberships sold at a higher per unit price. The inability to successfully develop this marketing model or the related sales channels could have a materially adverse effect on the business and our ability to attract and retain corporate partners. It is difficult for us to project future levels of subscription, transaction-related and advertising revenues and profits.

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

OUR BUSINESS IS SUBJECT TO SEASONAL FLUCTUATIONS, WHICH MAY AFFECT OUR REVENUES AND OPERATING RESULTS.

We tend to sell most of our memberships in the beginning of each academic term. Starting in May 2003, all memberships expire on the thirteenth month after issuance. Because the aggregate number of memberships within a school year increases as new members are added and because we recognize revenue from memberships ratably over the period from the time of subscription until the end of our membership year, our subscription revenue will typically be higher in the first and second quarters than in the fourth quarter of each fiscal year. It is difficult to determine how the third quarter will typically compare, since it includes two calendar months from the end of a membership year and the first month of the subsequent membership year. These seasonal factors could have a material adverse effect on our business, financial condition and results of operations.

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

Since 1999, we have acquired and disposed of a number of businesses. In the future, we may undertake additional acquisitions and sales of certain businesses or operations. These transactions involve a number of risks, including:

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

WE MUST MANAGE OUR GROWTH AND CONSOLIDATION SUCCESSFULLY, INCLUDING THE INTEGRATION OF ACQUIRED COMPANIES, IN ORDER TO ACHIEVE OUR DESIRED RESULTS.

In previous years we experienced dramatic growth in personnel and expect to continue to hire additional personnel in selected areas. We reduced our workforce in 2001, 2002 and 2003 to decrease our costs and create greater operational efficiency. Ongoing growth and consolidation requires significant time and resource commitments. Further, as a result in part of our acquisitions, approximately 65% of our employees are based outside of our Boston headquarters. If we are unable to effectively manage a large and geographically dispersed group of employees, anticipate our future growth or manage our consolidations effectively, our business will be adversely affected.

OUR MANAGEMENT TEAM HAS LIMITED EXPERIENCE IN RUNNING A PUBLIC COMPANY.

Our management team has had limited significant experience in a leadership role in a public company. We have recently experienced losses in or changes in our management team, including in information technology, human resources, legal, marketing and finance and our chief operating officer. We cannot assure you that the management team as currently configured will be able to continue to successfully lead a public company. The failure of the management team to continue to adequately handle this challenge could have a material adverse effect on our business.

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

CERTAIN CURRENT STOCKHOLDERS OWN A LARGE PERCENTAGE OF OUR VOTING STOCK.

         As of August 12, 2003, our executive officers, directors and affiliated entities, together own approximately 49% of our outstanding common stock. Therefore, these stockholders are able to significantly influence all matters requiring stockholder approval and, thereby, our management and affairs. Matters that typically require stockholder approval include: election of directors, merger or consolidation, and sale of substantially all of our assets. This concentration of ownership may delay, deter or prevent acts that would result in a change of control, which in turn could reduce the market price of our common stock.

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

ITEM 4.  CONTROLS AND PROCEDURES

                  The Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2003. Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that, as of June 30, 2003, the Company's disclosure controls and procedures were (i) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company's chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (ii) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

                  No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 30, 2003, the following proposals were voted on at the Annual Meeting of
Stockholders:

                                                                                  AGAINST/
                          PROPOSAL                                  FOR           WITHHELD             ABSTAIN
To elect Charles E. Young to serve as the Class I Director
until the 2006 annual meeting of stockholders and until his
successor is duly elected and qualified.                         3,548,311         66,486                  --

To approve an amendment to the Company's Amended and
Restated Certificate of Incorporation to decrease the number of authorized shares of the Company's preferred stock from
5,000,000 shares to 1,000,000 shares and to decrease the
number of authorized shares of the Company' s common stock
from 150,000,000 shares to 10,000,000 shares.                    1,828,682         71,845              15,485

To approve an Amendment to the Company's Amended and
Restated Certificate of Incorporation to effect a
one-for-ten reverse split of the Company's issued and
outstanding stock and to decrease the number of authorized
shares of the Company's preferred stock from 5,000,000
shares to 100,000 shares and to decrease the number of
authorized shares of the Company's common stock from
150,000,000 shares to 1,000,000 shares.                          3,524,209         75,103              15,485

In addition to Charles E. Young, who was elected at the meeting, the terms of the following directors continued after the meeting: John M. Connolly, Raymond
V. Sozzi, Jr., William S. Kaiser and Marc J. Turtletaub.

All share amounts and vote counts in this Item 4 are prior to giving effect to the one-for-ten reverse split of the Common Stock effected on June 30, 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         a) Exhibits

3.1 Amended and Restated Certificate of Incorporation of the Company, as amended.

31.1 Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer.

31.2     Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1     Section 1350 Certification of President and Chief Executive Officer.

32.2     Section 1350 Certification of Chief Financial Officer.

         b) Reports on Form 8-K

         The Company filed a Current Report on Form 8-K dated March 31, 2003 with the Securities and Exchange Commission on April 4, 2003 reporting an amendment to its loan agreement with Reservoir Capital Partners and a notice that the Company was not able to file its Annual Report on Form 10-K for the fiscal year ended December 31, 2002 by March 31, 2003.

         The Company filed a Current Report on Form 8-K dated May 5, 2003 with the Securities and Exchange Commission on May 20, 2003 reporting the sale of the assets related to its OCM Direct business to Alloy, Inc. and an amendment to its loan agreement with Bank of America.

SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Student Advantage, Inc.

Dated: August 14, 2003           By: /s/ Sevim M. Perry
                                 -----------------------------------------------
                                 Sevim M. Perry
                                 Chief Financial Officer and Assistant Treasurer
                                 (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.                             Exhibit
-----------                             -------
   3.1            Amended and Restated Certificate of Incorporation of the
                  Company, as amended.

   31.1           Rule 13a-14(a)/15d-14(a) Certification of President and Chief
                  Executive Officer.

   31.2           Rule 13a-14(a)/15d-14(a) Certification of Chief Financial
                  Officer.

   32.1           Section 1350 Certification of President and Chief Executive
                  Officer.

   32.2           Section 1350 Certification of Chief Financial Officer.