Form 10-Q
period 2003-09-30
STUDENT ADVANTAGE INC
filed 2003-11-13
CIK 1073508

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the Quarterly Period Ended September 30, 2003

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

                                   ----------

                                280 SUMMER STREET
                           BOSTON, MASSACHUSETTS 02210
               (Address of Principal Executive Offices) (Zip Code)

                                 (617) 912-2000
              (Registrant's telephone number, including area code)

                                   ----------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 537,309 shares of common stock as of November 10, 2003.

                                   ----------

                             STUDENT ADVANTAGE, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003

                                   ----------

                                      INDEX

                                                                        PAGE (S)
                                                                        --------
PART I.        FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

               Consolidated Balance Sheets as of September 30, 2003
               (Unaudited) and December 31, 2002                             3

               Consolidated Statements of Operations for the three and
               nine months ended September 30, 2003 and 2002 (Unaudited)     4

               Consolidated Statements of Cash Flows for the nine
               months ended September 30, 2003 and 2002 (Unaudited)          5

               Notes to Consolidated Financial Statements (Unaudited)        6

ITEM 2.        MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                          11

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
               MARKET RISK                                                  26

ITEM 4.        CONTROLS AND PROCEDURES                                      26

PART II.       OTHER INFORMATION                                            26

ITEM 6.        EXHIBITS AND REPORTS ON FORMS 8-K                            26

SIGNATURES                                                                  27

EXHIBIT INDEX                                                               28

PART 1.   FINANCIAL INFORMATION.

ITEM 1.      FINANCIAL STATEMENTS.


                                  CONSOLIDATED BALANCE SHEETS
                               (in thousands, except share data)



                                                                                    SEPTEMBER 30,   DECEMBER 31,
                                                                                        2003           2002
                                                                                    ------------    -----------
                                                                                     (unaudited)

                                            ASSETS
Current assets
    Cash and cash equivalents ...................................................     $   2,075      $   1,468
    Restricted cash .............................................................           350            515
    Accounts receivable (net of reserves of $178 and $207 at
        September 30, 2003, and December 31, 2002, respectively
    Inventory (finished goods) ..................................................            --             11
    Prepaid expenses ............................................................           790          1,204
    Notes receivable ............................................................           290             --
    Other current assets ........................................................           571            557
    Current assets of discontinued operations ...................................            --          4,537
                                                                                      ---------      ---------
      Total current assets ......................................................         5,991         10,193
    Notes receivable ............................................................         3,420          4,156
    Long term restricted cash ...................................................           133             --
    Property and equipment, net .................................................         1,249          4,296
    Intangible and other assets, net ............................................            --            758
    Noncurrent assets of discontinued operations ................................            --         19,086
                                                                                      ---------      ---------
      Total assets ..............................................................     $  10,793      $  38,489
                                                                                      =========      =========

                             LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
    Accounts payable ............................................................     $   1,299      $   4,717
    Other accrued expenses ......................................................         3,326          4,950
    Accrued compensation ........................................................           122            691
    Deferred revenue and other advances .........................................         2,489          8,280
    Obligation under capital lease ..............................................             2             14
    Notes payable ...............................................................            --         12,500
    Related party note payable ..................................................            --          3,500
    Current liabilities of discontinued operations ..............................            --          3,895
                                                                                      ---------      ---------
      Total current liabilities .................................................         7,238         38,547
                                                                                      ---------      ---------

    Deferred gain ...............................................................           534            534
    Other long-term accrued expenses ............................................            --            153
    Notes payable ...............................................................         5,250             --
    Related party note payable ..................................................         2,250             --
    Long-term obligations of discontinued operations ............................            --            108
                                                                                      ---------      ---------
      Total long-term obligations ...............................................         8,034            795
                                                                                      ---------      ---------
      Total liabilities .........................................................        15,272         39,342
                                                                                      ---------      ---------
Commitments and Contingencies (see Note 7)

Stockholders' deficit
    Preferred stock, $0.01 par value, 100,000 and 5,000,000 shares authorized at September 30, 2003 and December 31, 2002,
       respectively, no shares issued and outstanding ...........................            --             --
    Common stock, $0.01 par value; authorized: 1,000,000 and
       150,000,000 shares at September 30, 2003 and December 31, 2002, respectively; issued and outstanding: 536,261 and 536,261 at
       September 30, 2003 and December 31, 2002, respectively ...................             5              5
    Additional paid-in capital ..................................................       124,006        124,006
    Accumulated deficit .........................................................      (128,440)      (124,814)
    Note receivable from stockholder ............................................           (50)           (50)
                                                                                      ---------      ---------
      Total stockholders' deficit ...............................................        (4,479)          (853)
                                                                                      ---------      ---------
      Total liabilities and stockholders' deficit ...............................     $  10,793      $  38,489
                                                                                      =========      =========


--------
* All share and per share items have been adjusted to reflect the one-for-ten reverse split of the common stock effected on June 30, 2003


 The accompanying notes are an integral part of these consolidated financial statements.

                             STUDENT ADVANTAGE, INC.
                      Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited)


                                                                        THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                           SEPTEMBER 30,             SEPTEMBER 30,
                                                                         2003        2002         2003        2002
                                                                       -------     -------      -------     --------

Revenue
   Student services ...............................................    $ 3,958     $ 4,792      $11,331     $ 17,219
   Corporate and university solutions .............................        782         844        2,083        3,673
                                                                       -------     -------      -------     --------
       Total revenue ..............................................      4,740       5,636       13,414       20,892

Costs and expenses
   Cost of student services revenue ...............................      1,726       2,012        4,534        5,834
   Cost of corporate and university solutions revenue .............         --         236           --        2,092
   Product development ............................................      1,355       1,825        4,411        5,405
   Sales and marketing ............................................      1,185       3,249        3,922       10,475
   General and administrative .....................................        830       1,281        2,580        5,484
   Depreciation and amortization ..................................        911       2,105        3,861        5,904
                                                                       -------     -------      -------     --------

       Total costs and expenses ...................................      6,007      10,708       19,308       35,194
                                                                       -------     -------      -------     --------

Operating loss from continuing operations .........................     (1,267)     (5,072)      (5,894)     (14,302)

Realized gain (loss) on sale of assets ............................         --        (421)       5,838        6,532
Interest and other income (expense) ...............................       (164)     (1,213)         279       (2,383)
                                                                       -------     -------      -------     --------
Income (loss) from continuing operations ..........................     (1,431)     (6,706)         223      (10,153)
                                                                       -------     -------      -------     --------

Discontinued operations:
   Income (loss) from operations of discontinued operations........         --       3,376       (3,159)         814
   Loss on disposal of discontinued operations ....................         --          --         (690)          --
                                                                       -------     -------      -------     --------
Net loss ..........................................................    $(1,431)    $(3,330)     $(3,626)    $ (9,339)
                                                                       =======     =======      =======     ========

Earnings per share - Basic and Diluted:
Income (loss) from continuing operations ..........................    $ (2.67)    $(12.53)     $  0.42     $ (20.14)
Income (loss) from discontinued operations ........................         --        6.31        (7.18)        1.62
                                                                       -------     -------      -------     --------
Net loss ..........................................................    $ (2.67)    $ (6.22)     $ (6.76)    $ (18.52)
                                                                       =======     =======      =======     ========
Weighted-average number of shares .................................        536         535          536          504
                                                                       =======     =======      =======     ========


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

                           STUDENT ADVANTAGE, INC.
                    Consolidated Statements of Cash Flows
                                (in thousands)
                                 (unaudited)


                                                                                       FOR THE NINE MONTHS
                                                                                        ENDED SEPTEMBER 30,
                                                                                        2003          2002
                                                                                      --------      --------

CASH FLOWS FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS:
    Income (loss) from continuing operations .......................................  $    223      $(10,153)
    Adjustments to reconcile income (loss) from continuing operations to net cash used in operating activities:
      Depreciation .................................................................     3,103         4,766
      Amortization of intangible assets ............................................       758         1,137
      Gain on sale of assets .......................................................    (5,838)       (6,532)
      Deferred financing amortization ..............................................        --           900
      Reserve for allowances and bad debts .........................................        --           295
      Compensation expense relating to issuance of equity ..........................        --            49
      Changes in current assets and liabilities, net of effects
          of acquisitions:
        Accounts and notes receivable ..............................................       (14)        3,497
        Prepaid expenses and other current assets ..................................       350        (1,483)
        Inventory ..................................................................       (34)           47
        Accounts payable ...........................................................    (3,409)         (675)
        Accrued compensation .......................................................      (808)         (817)
        Other accrued expenses .....................................................    (1,379)       (4,865)
        Deferred revenue ...........................................................    (4,791)        5,284
                                                                                      --------      --------
Net cash used in operating activities of continuing operations .....................   (11,839)       (8,550)
                                                                                      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES OF CONTINUING OPERATIONS:
    Purchases of fixed assets ......................................................      (236)       (1,198)
    Proceeds from sale of fixed assets .............................................       117           170
    Proceeds from notes receivable .................................................       394           100
    Proceeds from sale of assets, net of $1,002 cash sold ..........................    21,409         6,500
                                                                                      --------      --------
Net cash provided by investing activities of continuing operations .................    21,684         5,572
                                                                                      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES OF CONTINUING OPERATIONS:
    Decrease in restricted cash ....................................................        32           153
    Proceeds from issuance of stock ................................................        --         2,725
    Proceeds from exercise of common stock options and employee
        stock purchase plan ........................................................        --            61
    Repayment of capital lease obligations .........................................       (12)         (708)
    Repayment of note payable ......................................................   (10,500)       (5,200)
    Proceeds of notes payable ......................................................     2,000         3,400
                                                                                      --------      --------
Net cash (used in) provided by financing activities of continuing operations........    (8,480)          431
                                                                                      --------      --------
Net cash (used in) provided by discontinued operations .............................    (2,048)        2,677
                                                                                      --------      --------
Increase (decrease) in cash and cash equivalents ...................................      (683)          130
Cash and cash equivalents, beginning of period, including cash related to
   discontinue operations ..........................................................     2,758         5,093
                                                                                      --------      --------
Cash and cash equivalents, end of period ...........................................  $  2,075      $  5,223
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

   Student Advantage, Inc. was incorporated in the State of Delaware on October 20, 1998. The Company began operations in 1992 as a sole proprietorship, converted to a general partnership in 1995, converted to a limited liability company in 1996 and became a C corporation in 1998. From inception through December 1997, the Company's revenue was derived primarily from annual membership fees. From 1998 through June 2001 the Company expanded its product and service offerings through internal growth as well as acquisitions. However, despite the expansion of products and service offerings, the Company operates as one reporting segment. From November 2001 through the present, the Company has sold various assets as it has refocused its market strategy and as a result of debt repayment obligations.

   The Company has experienced substantial net losses since its inception and, as of September 30, 2003, had an accumulated deficit of $128.4 million. Such losses and accumulated deficit resulted primarily from significant costs incurred in the development of the Company's products and services and the establishment of the Company's infrastructure. As of the filing of the Company's annual report on Form 10-K, as amended, for the year ended December 31, 2002, certain factors raised concerns about the Company's ability to continue as a going concern. The Company has taken significant steps through the sale of its SA Cash product line in February 2003 for proceeds of $4.5 million, the sale of the assets to Alloy of its OCM Direct subsidiary in early May 2003 for cash proceeds of $15.6 million, $1.8 million in settlement of intercompany obligations and the assumption by Alloy of OCM Direct's outstanding indebtedness to Bank of America, enabling the Company to significantly reduce its outstanding debt obligations and to restructure the remainder of its debt obligations. The Company's operating and financing plan for the remainder of 2003 assumes that it will be able to achieve significant reduction in net cash loss for the remainder of 2003 and into 2004. However, if the Company's revenue and expense projections do not materialize as anticipated, the Company will be required to obtain additional financing or sell additional assets. Failure to generate sufficient revenues, reduce certain discretionary spending and obtain additional capital or financing, if needed, would have a material adverse effect on the Company's ability to achieve its intended business objectives. With the proceeds of the sales of its SA Cash product line and the assets of its OCM Direct subsidiary, the related reduction of its debt obligations and restructuring of its remaining debt, the Company believes that it has sufficient cash resources for at least the next 12 months.

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

UNAUDITED INTERIM FINANCIAL INFORMATION

   The unaudited interim consolidated financial statements of Student Advantage for the three and nine months ended September 30, 2003 and 2002, respectively, included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions from Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

   In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Student Advantage at September 30, 2003, and the results of its operations for the three and nine months ended September 30, 2003 and 2002, respectively, and its cash flows for the nine months ended September 30, 2003 and 2002, respectively. The results for the three and nine months ended September 30, 2003 are not necessarily indicative of the expected results for the full fiscal year or any future period due, in part, to the seasonal nature of the Company's Student Advantage Membership Program revenue cycle.


         NOTE 2 - COMPUTATION OF UNAUDITED NET INCOME (LOSS) PER SHARE

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (unaudited)

                                                                THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                   SEPTEMBER 30,               SEPTEMBER 30,
                                                                2003         2002           2003          2002
                                                               -------     -------         -------      --------

Basic and fully diluted net income (loss) per share:

Income (loss) from continuing operations .................     $(1,431)    $(6,706)        $   223      $(10,153)
                                                               =======     =======         =======      ========
Net loss .................................................     $(1,431)    $(3,330)        $(3,626)     $ (9,339)
                                                               =======     =======         =======      ========
Basic and diluted weighted average common
   shares outstanding (2), (3) ...........................         536         535             536           504
                                                               =======     =======         =======      ========
Basic and diluted income (loss) from continuing
   operations per share ..................................     $ (2.67)    $(12.53)        $  0.42      $ (20.14)
                                                               =======     =======         =======      ========
Basic and diluted net loss per share .....................     $ (2.67)    $ (6.22)        $ (6.76)     $ (18.53)
                                                               =======     =======         =======      ========


(1) Net income (loss) per share is computed under SFAS No. 128, "Earnings Per Share." Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by using the weighted average number of common shares and dilutive potential common shares and warrants outstanding during the period.

(2) For all periods, diluted net income (loss) per share does not differ from basic net income (loss) per share since potential common shares from the exercise of stock options and warrants are anti-dilutive.

(3) As of September 30, 2003, Student Advantage had reserved 23,007 shares of its common stock for the exercise of various options with exercise prices ranging from $0.40 to $1,587.50 per share. As of September 30, 2003, Student Advantage had reserved 32,675 shares of its common stock for the exercise of various warrants with exercise prices ranging from $100.00 to $1,108.00 per share.

NOTE 3 - STOCK COMPENSATION

     In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation- Transition and Disclosure - amendment of SFAS 123," ("SFAS 148", SFAS 148 amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation,") "SFAS 123", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, SFAS 148 amends the disclosure requirements for SFAS 123, to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has elected to continue to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," "APB 25," and related interpretations. Accordingly, compensation cost for stock options and restricted stock awards is measured as the excess, if any, of the quoted market price of our stock at the date of the grant over the exercise price an employee must pay to acquire the stock. The Company has adopted the annual disclosure provisions of SFAS 148 in our financial statements for the year ended December 31, 2002 and has adopted the interim disclosure provisions in our financial statements for the quarter ended September 30, 2003. Had compensation cost for the Company's option grants been determined based on the fair value at the date of grant consistent with the method prescribed by SFAS No. 123, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below:


                                                                   FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                   SEPTEMBER 30,
                                                                       2003            2002            2003            2002
                                                                   -----------     ----------       ----------       --------
                                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                                          (UNAUDITED)
Net loss:
      As reported .................................................  $ (1,431)     $ (3,330)     $ (3,626)     $ (9,339)
      Add:    Stock-based employee compensation expense
              included in reported net loss, net of related tax
              effects .............................................        --            49            --            49

      Deduct: Total stock-based employee compensation
              determined under fair value based method for all
              awards, net of related tax effects ..................      (534)         (735)       (1,810)       (2,190)
                                                                     --------      --------      --------      --------
      Pro forma net loss ..........................................  $ (1,965)     $ (4,016)     $ (5,436)     $(11,480)
                                                                     ========      ========      ========      ========
Basic and diluted net loss per share:
      As reported .................................................  $  (2.67)     $  (6.22)     $  (6.76)     $ (18.52)
      Pro forma ...................................................  $  (3.67)     $  (7.51)     $ (10.14)     $ (21.42)


NOTE 4 - RELATED PARTY TRANSACTIONS

     Effective May 15, 2000, the Company entered into an Affiliate and E-Commerce Agreement with Princeton Review Publishing, LLC, and The Princeton Review Management, LLC ("TPR"). One of the officers and equity holders of Princeton Review Publishing was a member of the Company's Board of Directors until December 30, 2002 and is currently a guarantor of the Company's debt obligation to Reservoir Capital. The agreement expired on March 31, 2002. The Company recorded revenues of $0.2 million and expenses of $0.2 million related to this agreement during the nine months ended September 30, 2002. Additionally, the Company recorded revenue and expenses of approximately $0.4 million and $0.5 million, respectively, related to additional work performed by both parties for the nine months ended September 30, 2002. No revenue or expenses were recorded related to this agreement for the nine months ended September 30, 2003.

     On September 30, 2002, the Company entered into a $3.5 million loan agreement with Scholar, Inc., an entity formed by Raymond V. Sozzi, Jr., the Company's President and Chief Executive Officer, an affiliate of Atlas II, L.P. and certain otherstockholders. The loan is referred to as the Scholar Loan, has an interest rate of 10% per annum and a maturity date of January 31, 2005, and otherwise has the same terms as the Reservoir Capital credit facility (See Note
5). As of September 30, 2003, the outstanding principle and interest amount under the Scholar Loan was $2.5 million.

NOTE 5 - BORROWINGS

     On June 25, 2001, the Company entered into a loan agreement (the "Loan Agreement") by and among the Company, the subsidiaries of the Company and Reservoir Capital Partners, L.P., Reservoir Capital Associates, L.P. and Reservoir Capital Master Fund, L.P. (collectively the "Reservoir Lenders") providing for the establishment of credit facility in the aggregate principal amount of up to $15.0 million, consisting of a $10.0 million term loan and a $5.0 million revolving loan. The Company borrowed $10.0 million in the form of a term loan and $5.0 million in the form of a revolving loan, and used substantially all of these proceeds to pay the cash portion of the purchase price for the acquisition and existing debt of OCM Direct, Inc. The remainder of the proceeds from the credit facility was used for working capital and general corporate purposes of the Company. The credit facility is secured by a lien against substantially all of the assets of the Company, and is guaranteed by all the Company's subsidiaries, which guarantees are also secured. From time to time the terms of the credit facility have been amended as described below.

     As noted above, on September 30, 2002, the Company borrowed $3.5 million from Scholar, Inc., an entity formed by the Company's President and Chief Executive Officer, an affiliate of Atlas II, L.P. and certain other stockholders. The Scholar Loan had an annual interest rate of 8% through April 30, 2003 and otherwise has the same terms as the Reservoir credit facility. On May 6, 2003, pursuant to an amendment to the Scholar Loan, the Company made a payment of $1.3 million of the principal amount outstanding. Scholar agreed to extend the maturity date of the loan from July 1, 2003 to January 31, 2005, to set the interest rate at 10% per annum beginning May 1, 2003 and to require quarterly payments of interest beginning September 30, 2003. In addition, the Company agreed to pay a fee of $0.1 million on December 31, 2003 and June 30, 2004 if any amount of the loan is outstanding as of such date. As of September 30, 2003, the outstanding principal and interest amount under the Scholar loan was $2.5 million.

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

     On each of January 31, 2003, March 14, 2003, April 14, 2003 and April 28, 2003, the terms of the Loan Agreement were further amended. On January 31, 2003, the Reservoir Lenders agreed to reduce the $3.5 million payment due on January 31, 2003 to $1.5 million, which payment was made on that date. On March 14, 2003, the Reservoir Lenders agreed to lend the Company an additional $0.5 million. On March 31, 2003, the Reservoir Lenders agreed to lend the Company an additional $1.5 million and agreed to change the date on which the Company is required to repay $4.0 million of borrowings under the Loan Agreement from March 31, 2003 to April 14, 2003. On April 14, 2003, the repayment date for the $4.0 million was amended to become April 28, 2003. On April 28, 2003, the repayment date for the $4.0 million was amended to become May 2, 2003.

     Effective May 1, 2003, the Company amended its Loan Agreement with the Reservoir Lenders and John Katzman, to provide for a payment of $7.8 million of the principal amount outstanding under the Reservoir credit facility upon the consummation of the sale of the assets of the Company's OCM Direct subsidiary to Alloy, Inc. The payment was made on May 6, 2003. In addition, the Reservoir Lenders and Mr. Katzman agreed to extend the maturity date of their loans from July 1, 2003 to January 31, 2005, to set the interest rate at 10% per annum beginning May 1, 2003 and require quarterly payments of interest beginning on September 30, 2003. The Reservoir Lenders and Mr. Katzman also agreed to waive all accrued and unpaid interest under the loan through April 30, 2003. In addition, the Company agreed to pay a fee of $0.1 million on December 31, 2003 and June 30, 2004 if any of the loans are outstanding as of such date. As of September 30, 2003, the outstanding principal and interest amount under the Reservoir credit facility was $5.5 million.

     As of November 12, 2003, the Company had accrued but not made the required interest payments of $0.3 million due under the loan agreement with the Reservoir Lenders and Scholar on September 30, 2002. The Company is currently engaged in discussions with the lenders regarding an extension of the interest payment loan.

     As of September 30, 2003 and December 31, 2002, the Company had total borrowings outstanding of $8.0 million and $18.2 million, respectively. The total borrowings as of December 31, 2002 under the OCM Loan of $1.7 million are included as current liabilities of discontinued operations on the Company's Consolidated Balance Sheets.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Legal Proceedings

     The Company is from time to time subject to legal proceedings and claims that arise in the normal course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on the Company's financial position or results of operations.

     In November 2002, the Company was named as a defendant in a lawsuit filed against it and General Motors by Richard M. Kipperman, Liquidating Trustee of the bankruptcy estate of CollegeClub.com, Inc., Campus24, Inc. and CollegeStudent.com, Inc., in the U.S. Bankruptcy Court for the Southern District of California. The suit sought damages of $2.25 million and interest and costs relating to payments received by the Company under an agreement with General Motors that the Company acquired from CollegeClub.com. The trustee alleged that the payments were earned by CollegeClub.com prior to the Company's acquisition of the agreement and were not sold to the Company as part of the agreement. On October 8, 2003, the Company entered into a settlement agreement with the Liquidating Trustee, whereby the Company agreed to pay $250,000 in cash and issued a promissory note for $150,000, which accrues interest at a rate of five percent per year and is due on August 31, 2004 to the bankruptcy estate. If the Company elects to pay the promissory note by March 15, 2004, the Liquidating Trustee has agreed to accept $100,000 as full payment for the note. The Company has reserved for the full amount of the settlement as of September 30, 2003.

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

     We reach consumers offline through our Student Advantage Membership Program, and online through our highly trafficked websites studentadvantage.com, CollegeClub.com and our Official College Sports Network ("OCSN"). The Student Advantage Membership Program is a national fee-based membership program that provides its student members with exclusive benefits including ongoing discounts on products and services currently offered by more than 15,000 participating national and local business locations. Discounts are made available to students both through our studentadvantage.com website and at sponsors' retail and online locations. OCSN is the largest, most trafficked network on the web devoted exclusively to college sports, providing online brand management and content delivery to more than 135 schools and athletic conferences. Until January 2003, we also reached our consumers through our SA Cash programs. The SA Cash programs enabled students to use their college ID cards as a method of payment (stored-value card) for off-campus dining, shopping and other purchase needs. In January 2003, we sold the portion of our assets relating to our SA Cash brand to Blackboard, Inc. In connection with the sale, we entered into a limited licensing agreement with Blackboard under which we will continue to offer the SA Cash product line to a set of designated colleges and universities, but otherwise will not compete with Blackboard in the SA Cash business other than in connection with schools operating on the Diebold payments platform until January 2010. We do not anticipate that the SA Cash product will be a significant source of revenue in the future. Effective May 1, 2003, OCM Direct, Inc ("OCM"), a wholly owned subsidiary of ours, and OCM's subsidiaries, Collegiate Carpets, Inc. and CarePackages, Inc. (which subsidiaries are together referred to as the "OCM Subsidiaries"), sold substantially all of their assets to Alloy Acquisition Subsidiary, LLC, a subsidiary of Alloy, Inc. OCM Direct was our direct mail marketing business and provided college and university-endorsed products to students and their parents. In connection with the sale, we agreed not to compete with Alloy in the business of selling diploma frames, carpets, residence halls linens and related dorm accessories as well as care packages and related sampling programs except as currently done through the Company's websites and membership program until May 2007.

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

Accounts Receivable

     We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we become aware of a specific customer's inability to meet its financial obligations to us, such as a bankruptcy filing or a substantial down-grading of a customer's credit rating, we record a specific reserve to reduce our net receivable to the amount we reasonably expect to collect. We also record reserves for bad debts based on the length of time our receivables are past due, the payment history of our individual customers and the current financial condition of our customers based on obtainable data and historical payment and loss trends. Our allowance for doubtful accounts was $0.2 million and $0.2 million at September 30, 2003 and December 31, 2002, respectively. Uncertainties affecting our estimates include future industry and economic trends and the related impact on the financial condition of our customers, as well as the ability of our customers to generate cash flows sufficient to pay the amounts due. If circumstances change, such as higher than expected defaults or an unexpected material adverse change in a customer's ability to meet its financial obligations to us, our estimates of the recoverability of the receivables due us could be reduced by a material amount.

Revenue Recognition

     We report revenues in two categories: student services revenue and corporate and university solutions revenue. Student services revenue is attributable to the parts of our business focused primarily on providing goods and services to students, their parents and alumni. We derive student services revenue from commerce, subscription and advertising. Commerce revenue from continuing operations is derived primarily from transaction-based revenue earned for reselling products and services and processing stored value transactions. To date, commerce revenue has primarily included revenue that we receive from the sale of residence hall linens and related accessories care packages and diploma frames through direct mail marketing, fees from SA Cash transactions and e-commerce revenue from our network of websites. After the February 2003 sale of our SA Cash product line, fees from SA Cash transactions were not a significant part of our revenue stream. As a result of the May 2003 sale of the assets of our OCM Direct subsidiary, revenue from the sale of residence hall linens and related accessories, care packages and diploma frames will be presented in the results of discontinued operations on our Consolidated Statements of Operations. Commerce revenue is recognized upon the completion of the related contractual obligations. Subscription revenue is derived from membership fees related to enrolling students in the Student Advantage Membership Program. Subscription revenue is recognized ratably from the date of subscription to the end of the annual membership period. Advertising revenue consists primarily of fees for banner advertisements and sponsorships on our network of websites. Website advertising revenue is recognized as the related impressions are displayed, provided that no significant obligations remain and collection of the related receivable is assured. Certain advertising arrangements include guarantees of a minimum number of impressions. For arrangements with guarantees, revenue is recognized based upon the lesser of: (1) ratable recognition over the period the advertising is displayed, provided that no significant Company obligations remain and collection of the receivable is assured, or (2) a pro-rata portion of contract revenue based upon impressions delivered relative to minimum guaranteed impressions to be delivered.

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

     In accordance with the EITF Issue No. 99-17, "Accounting for Advertising Barter Transactions," we have recorded barter revenue and expense based upon the fair value of the advertising surrendered in the transaction. Fair value is established by reference to comparable cash transactions during the six-month period preceding the barter transaction. Generally, barter transactions involve exchanges of banner advertising. For the nine months ended September 30, 2003 and 2002, we recorded $19,000 and $2.5 million of barter revenue and $19,000 and $2.5 million of barter expense as sales and marketing expense, respectively.

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

     In November 2001, the Emerging Issues Task Force concluded its discussions on EITF Issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)". This guidance requires that an entity account for consideration given to a customer as a reduction of revenue unless it can demonstrate an identifiable benefit that can be sufficiently separable from the sale of the products or services to the customer, and can reasonably estimate the fair value of the benefit identified. We adopted EITF Issue 01-9 effective January 1, 2002. In accordance with EITF 01-9, we have offset amortization of consideration given to certain vendors against revenue (for the nine months ended September 30, 2003, this approximated $0.9 million). While consideration given and received by us are carried at the gross value of the amounts on the balance sheet, any revenue recognized is reflected on a net basis in the accompanying statement of operations.

Goodwill and other intangible assets

     Intangible assets include the excess of the purchase price over identifiable tangible net assets acquired in acquisitions. Such assets include goodwill, completed technology, workforce, customer lists, non-compete agreements, websites and other intangible assets, which are being amortized on a straight-line basis over their estimated economic lives ranging from two to fifteen years. As a result of the application of SFAS 142 in 2002, we stopped amortizing the remaining goodwill related to the acquisition of OCM Direct in the first quarter of 2002. We continued to amortize the remaining value of our intangible assets related to completed technology, workforce, customer lists, non-compete agreements and contracts related to our acquisitions of OCM Direct and CollegeClub. The Company completed an analysis to assess the carrying value of the remaining goodwill amounts, as of December 31, 2002, and determined there was no impairment. As of May 1, 2003, in relation to our sale of the assets of OCM Direct, we removed $17.8 million of net goodwill and intangible assets as part of the overall loss on sale calculation. As of September 30, 2003, the remaining intangible asset related to our acquisition of CollegeClub has been fully amortized. Amortization expense from continuing operations for the nine-month period ended September 30, 2003 and 2002 was $0.8 million and $1.1 million, respectively.

RESULTS OF CONTINUING OPERATIONS

     The Results of Continuing Operations described herein reflect the exclusion of our OCM Direct subsidiary, which was sold in May 2003 and is included in the Results of Discontinued Operations.

Comparison of Quarter Ended September 30, 2003 with Quarter Ended September 30, 2002

     Student Services Revenue. Student services revenue decreased to $4.0 million in the third quarter of 2003 from $4.8 million in the third quarter of 2002. The decrease was primarily due to a reduction in barter revenue of $0.7 million and the sale of substantially all of the assets of our SA Cash brand in February 2003. These decreases were partially offset by increases in advertising revenue from our network of web sites primarily as a result of an increase in online advertising on CollegeClub.com.

     Corporate and University Solutions Revenue. Corporate and university solutions revenue remained at $0.8 million in the third quarter of 2003 in relation to $0.8 million in the third quarter of 2002. Decreases in corporate an university solutions resulting from the sale of substantially all of the assets of our SA Cash brand in February 2003 were partially offset by increases in website production fees from our Official College Sports Network.

     For the three-month period ended September 30, 2003 and 2002, there was no individual customer that accounted for more than 10% of total revenue.

     Cost of Student Services Revenue. Cost of student services revenue consists of the costs associated with subscription, commerce and advertising revenue. Subscription costs consists of the costs associated with the fulfillment of membership subscriptions and customer service. Commerce costs include costs of goods paid to partners in connection with selling products and personnel-related costs associated with acquiring customers for the Company. Advertising costs consist primarily of royalties paid to colleges and universities and fees paid to partners' in exchange for the right to place media inventory on such parties' web sites. Cost of student services revenue decreased to $1.7 million in the third quarter of 2003 from $2.0 million in the third quarter of 2002. The decrease was due the sale of substantially all of the assets of our SA Cash brand on February 1, 2003, consistent with the decrease in the related revenue.

     Cost of Corporate and University Solutions Revenue. Cost of corporate and university solutions revenue consists primarily of the costs of marketing services and the costs of acquiring customers on behalf of our corporate clients. Marketing services costs primarily include the direct and indirect costs associated with planning and implementing events and promotions provided through our SA Marketing Group brand. There were no cost of corporate and university solutions revenue in the third quarter of 2003 as compared to $0.2 million in the third quarter of 2002, consistent with the sale of our SA Marketing Group assets in 2002, which constituted our only cost of corporate and university solutions revenue.

     Product Development. Product development expenses consist primarily of personnel-related and consulting costs associated with the development and enhancement of our suite of products, which include the Student Advantage Membership Program and our network of web sites. Product development expenses decreased to $1.3 million in the third quarter of 2003 from $1.8 million in the third quarter of 2002. The decrease was a result of continued reductions in technology spending, including the reduction in number of employees engaged in product development.

     Sales and Marketing. Sales and marketing expenses consist primarily of personnel and other costs related to our sales and marketing programs. Sales and marketing expenses decreased to $1.2 million in the third quarter of 2003 from $3.2 million in the third quarter of 2002. The decrease was primarily related to a reduction in barter expense of $0.7 million, the sale of substantially all of the assets of our SA Cash brand in February 2003 and continued reductions in the number of employees engaged in sales and marketing activities.

     General and Administrative. General and administrative expenses consist primarily of costs related to general corporate functions, including executive management, finance, human resources, facilities, accounting and legal. General and administrative expenses decreased to $0.8 million in the third quarter of 2003 from $1.3 million in the third quarter of 2002. The decrease was primarily due to a significant reduction in the number of employees engaged in general and administrative functions.

     Depreciation and Amortization. Depreciation expense decreased to $0.9 million in the third quarter of 2003 from $1.5 million in the quarter of 2002, primarily due to decreased capital expenditures throughout 2002 and the first three quarters of 2003. There was no amortization expense in the third quarter of as compared to $0.6 million in the third quarter of 2002. In accordance with SFAS 142, we amortized the value of an acquired contract related to CollegeClub, which was fully amortized as of April 2003.

     Realized Gain (loss) on Sale of Assets. Realized gain (loss) on sale of assets for the third quarter of 2002 was a loss of $0.4 million related to the sale of certain fixed assets at a price lower than their net book value.

     Interest and Other Income (Expense), Net. Interest and other income, net, includes interest income from cash balances and notes receivable and interest expense related to the Company's financing obligations. Interest expense, net, was $0.2 million in the third quarter of 2003 compared to $1.2 million of interest expense, net, in the third quarter of 2002. The decrease in interest expense resulted primarily from the December 31, 2002 amendment to our Reservoir credit facility, which resulted in an overall decrease in outstanding indebtedness of approximately $6.2 million and subsequent payments on our debt balance of approximately $9.1 million from the proceeds of the sale of our OCM Direct subsidiary in May 2003.

Comparison of Nine Months Ended September 30, 2003 with Nine Months Ended September 30, 2002

     Student Services Revenue. Student services revenue decreased to $11.3 million in the first nine months of from $17.2 million in the first nine months of 2002. The decrease in student services revenue was primarily due to a reduction in barter revenue of $2.5 million, a $1.5 million reduction in the amount of revenue related to our contract with General Motors, which expired in May 2003, and the sale of substantially all of the assets of our SA Cash brand in February 2003.

     Corporate and University Solutions Revenue. Corporate and university solutions revenue decreased to $2.1 million in the first nine months of 2003 from $3.7 million in the first nine months of 2002. The decrease in revenue was due to the sale of the assets of our SA Marketing Group brand on May 8, 2002, and partially offset by increases in our licensing fees from universities.

     For the nine month period ended September 30, 2003 and 2002 there was no individual customer that accounted for more than 10% of total revenue.

     Cost of Student Services Revenue. Cost of student services revenue decreased to $4.5 million in the first nine months of 2003 from $5.8 million in the first nine months of 2002. The decrease was primarily due to the sale of substantially all the assets of our SA Cash brand in February 2003, consistent with the decrease in the related revenue.

     Cost of Corporate and University Solutions Revenue. There was no cost of corporate and university solutions revenue in the first nine months of 2003 compared to $2.1 million in the first nine months of 2002, consistent with the sale of our SA Marketing Group assets on May 8, 2002, which constituted our only cost against our corporate and university solutions revenue.

     Product Development. Product development expenses decreased to $4.4 million in the first nine months of 2003 from $5.4 million in the first nine months of 2002. The decrease was primarily due to the sale of substantially all of the assets of our SA Cash brand in February 2003, the reduction in number of employees engaged in product development in the first nine months of 2003 and a general reduction in technology spending.

     Sales and Marketing. Sales and marketing expenses decreased to $3.9 million in the first nine months of 2003 from $10.5 million in the first nine months of 2002. The decrease was primarily related to a reduction in barter expense of $2.5 million, the sale of our SA Marketing Group assets in May 2002, and the sale of substantially all of the assets of our SA Cash brand in February 2003.

     General and Administrative. General and administrative expenses decreased to $2.6 million in the first nine months of 2003 from $5.5 million in the first nine months of 2002. The decrease was primarily due to a significant reduction in the number of employees engaged in general and administrative functions.

     Depreciation and Amortization. Depreciation expense decreased to $3.1 million in the first nine months of 2003 from $4.8 million in the first nine months of 2002, primarily due to decreased capital expenditures in 2002 and 2003. Amortization expense decreased to $0.8 million in the first nine months of 2003 from $1.1 million in the first nine months of 2002 resulting from the full amortization of our intangible assets in April 2003 relating to our acquisition of CollegeClub.

     Realized Gain (Loss) on Sale of Assets. On February 3, 2003, we completed the sale of certain assets of our SA Cash brand to Blackboard Inc. for a cash payment of $4.5 million and recorded a net gain of $4.3 million. In May 2002, we sold the assets of our SA Marketing Group brand to Triple Dot, Inc., for a cash payment of $6.5 million and an opportunity to earn up to an additional $1.5 million based on the performance of certain pending proposals. For the nine-month period ended September 30, 2002, we recorded a gain of $7.0 million. Effective May 5, 2003, we amended the purchase agreement with Triple Dot, Inc., to provide that all obligations had been met by both parties in relation to the $1.5 million earn-out in the original agreement. The Company recorded the $1.5 million as additional gain on sale during the nine-month period ended September 30, 2003. For the nine-month period ended September 30, 2002, the gain was partially offset by the sale of certain fixed assets at a price lower than the net book value.

     Interest and Other Income (Expense), Net. Interest and other income, net, includes interest income, net, of $0.3 million in the first nine months of 2003 compared to $(2.4) million of interest expense, net, in the first nine months of 2002. The decrease in interest expense was mainly a result of December 31, 2002 debt restructuring with our lenders. In accordance with SFAS 15 "Accounting by Debtors and Creditors Regarding Troubled Debt Restructuring", we recorded the anticipated total interest expense over the remaining term of the debt as of December 31, 2002. Accordingly, no interest expense was recorded for the three-month period ended March 31, 2003. The decrease in interest expense was also a result of the May 1, 2003 amendment to our Reservoir credit facility. The Reservoir Lenders agreed to waive $0.5 million of accrued and unpaid interest under the loan through April 30, 2003 and we made payments on our principal debt balance of approximately $9.1 million from the proceeds of the sale of our OCM Direct subsidiary in May 2003.

RESULTS OF DISCONTINUED OPERATIONS

     On May 5, 2003, we sold substantially all of the assets of our OCM Direct subsidiary to Alloy, Inc., for a cash payment of $15.6 million and $1.8 million in settlement of the intercompany balance between OCM Direct and us.

     OCM Direct is accounted for as a discontinued operation in the accompanying financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." OCM's direct results of operations and cash flows have been removed from our results of continuing operations for all periods presented. All related disclosures have also been adjusted to reflect the discontinued operation. Summarized selected financial information from discontinued operations for the periods indicated is as follows:

                                THREE MONTHS ENDED         NINE MONTHS ENDED
                                   SEPTEMBER 30,             SEPTEMBER 30,
                                      2002               2003              2002
                                      ----               ----              ----
                                                  (IN THOUSANDS)
                                                   (UNAUDITED)

Revenue ......................     $14,461              $ 4,187           $23,632
                                   -------              -------           -------
Income (loss) ................     $ 3,376              $(3,159)          $   814
                                   =======              =======           =======



The assets and liabilities of the discontinued operation are stated separately in the balance sheet. The following is a summary of the primary asset and liability categories as of December 31, 2002 and as finally reported on the closing date of May 5, 2003:

                                                            (IN THOUSANDS)
                                                              (UNAUDITED)
                                                             DECEMBER 31,
                                                                 2002
                                                             -----------

Cash ..................................................        $ 1,290
Accounts receivable, net ..............................          1,047
Prepaid Expenses and other current assets..............            787
Inventories (finished goods) ..........................          1,413
Property and equipment, net ...........................          1,049
Goodwill ..............................................         16,843
Intangible assets .....................................          1,194
                                                               -------
  Total assets ........................................        $23,623
                                                               =======

Accounts payable ......................................        $   553
Accrued liabilities ...................................          1,345
Borrowings under line of credit .......................          1,670
Other liabilities .....................................            196
                                                               -------
  Total Liabilities ...................................        $ 3,764
                                                               =======



LIQUIDITY AND CAPITAL RESOURCES

     Since our inception, we have financed our operations primarily through the private placement and public offering of securities, cash from operations, borrowings under our term loan, credit facilities, loans from equity holders, sales of accounts receivable and dispositions of businesses. Our liquidity needs arise primarily from our operating losses, our working capital requirements, debt service on the indebtedness to the Reservoir Lenders, which we refer to as the Reservoir Capital credit facility and debt service on the Scholar Loan. In addition, we expect to have additional liquidity needs as a result of required repayments of the Reservoir Capital credit facility, the Scholar Loan and the guarantee fee to Mr. Katzman. As of September 30, 2003 and December 31, 2002, we had $8.0 million and $16.5 million of total indebtedness, consisting of $5.5 million and $13.0 million in principal borrowings and interest under the Reservoir Capital credit facility and $2.5 million and $3.5 million in principal borrowings and interest under the Scholar loan, respectively. The debt obligations to the Reservoir Lenders, Scholar and Mr. Katzman require payments of interest accrued at a rate of 10% per annum beginning September 30, 2003, and have a maturity date of January 31, 2005. As of November 12, 2003, the required interest payment of $0.3 million has not been made. We are currently engaged in discussions with the lenders regarding an extension of the interest payment date.

     As of September 30, 2003, we had cash and cash equivalents of $2.1 million. In addition, we had current restricted cash of $0.4 million, which represents amounts held by our third party credit card processor, and long-term restricted cash of $0.1 million held in escrow pursuant to the terms of the acquisition agreement we entered into relating to the sale of OCM Direct.

     Net cash used in operating activities from continuing operations was $11.8 million for the nine months ended September 30, 2003, an increase of $3.2 million compared to net cash used for operating activities of $8.6 million for the nine months ended September 30, 2002. Net cash used in operating activities from continued operations in the nine months ended September 30, 2003 was primarily a result of a net gain on sale of assets of $5.8 million, a decrease in accounts payable of $3.4 million, a decrease in deferred revenue of $4.8 million and a decrease in other accrued expenses of $1.0 million, partially offset by depreciation and amortization of $3.9 million.

     Net cash provided by investing activities from continuing operations was $21.7 million for the nine months ended September 30, 2003. Net cash provided by investing activities was $5.6 million for the nine months ended September 30, 2002. Net cash provided by investing activities in the nine months ended September 30, 2003 was primarily a result of the proceeds received for the sale of the assets of OCM Direct in May 2003 and SA Cash in February 2003, which was partially offset by purchases of fixed assets. Net cash provided by investing activities the first nine months of 2002 was a result of the proceeds received for the sale of the assets of our SA Marketing Group brand in May 2002, offset by purchases of fixed assets.

     Net cash (used in) provided by financing activities from continuing operations was $(8.5) million and $0.4 million for the nine months ended September 30, 2003 and 2002, respectively. The net cash used in financing activities in the nine months ended September 30, 2003 was primarily the result of net repayment of $8.5 million under the Reservoir Capital credit facility. The net cash provided by financing activities in the nine months ended September 30, 2002 was primarily the result of the net proceeds of $2.7 million from the sale of 36,000 shares of common stock in a private placement in May 2002, partially offset by the net repayment of $1.8 million of our obligations to Reservoir Capital.

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

     On May 1, 2003, we amended our loan agreements with the Reservoir Lenders, Scholar, Inc. and John Katzman, (together with Scholar, Inc. and the Reservoir Lenders, the "Lenders") to provide for payments of $7.8 million of the principal amount outstanding under the Reservoir credit facility and $1.2 million of the principal outstanding under the Scholar loan upon the consummation of the sale of substantially all the assets of the our OCM Direct subsidiary to Alloy, Inc. In addition, the Reservoir Lenders agreed to extend the maturity date of the loan from July 1, 2003 to January 31, 2005, to set the interest rate at 10% per annum beginning May 1, 2003 and require quarterly payments of interest beginning on September 30, 2003. The Reservoir Lenders and Mr. Katzman also agreed to waive all accrued and unpaid interest under the loan through April 30, 2003. In addition, we agreed to pay a fee of $0.1 million on December 31, 2003 and June 30, 2004 if any of the loans are outstanding as of such date. After payment of an aggregate of $9.0 million on May 6, 2003 in accordance with the terms of the amendments, the outstanding principal amounts under the Reservoir credit facility and the Scholar loan were $5.3 million and $2.3 million, respectively. In connection with the Company's sale of substantially all of the assets of OCM Direct to Alloy, Inc., Alloy assumed substantially all of the liabilities of OCM Direct and its subsidiaries, including its obligations under the OCM loan with Bank of America.

     The following table summarizes our future minimum lease payments under noncancelable operating and capital leases as of December 31, 2002.Other than the reduction in operating and capital lease commitments as a result of the OCM Direct divestiture described in footnote (1) below, since December 31, 2002, there has been no material change in our future obligations for these commitments.

YEAR ENDING DECEMBER 31,            CAPITAL LEASES     OPERATING LEASES
------------------------            --------------     ----------------

2003                                           117                1,780
2004                                            46                1,471
2005                                            35                1,355
2006                                            23                  749
2007                                            16                  481
Thereafter                                       3                   --
                                             -----              -------
Total minimum lease payments                 $ 240              $ 5,836
                                             =====              =======


(1) The capital and operating lease commitments shown above include the following amounts related to the OCM Direct business, which was divested on May 5, 2003:

YEAR ENDING DECEMBER 31,            CAPITAL LEASES     OPERATING LEASES
------------------------            --------------     ----------------

2003                                           103                1,011
2004                                            46                1,035
2005                                            35                1,066
2006                                            23                  749
2007                                            16                  481
Thereafter                                       3                   --
                                             -----              -------
Total minimum lease payments                 $ 226              $ 4,342
                                             =====              =======

     We have experienced substantial net losses since our inception and, as of September 30, 2003, had an accumulated deficit of $128.8 million. Such losses and accumulated deficit resulted primarily from significant costs incurred in the development of our products and services and the establishment of our infrastructure. We have also experienced a reduction in revenue and an increase in net losses as a result of the economic downturn, in particular, the downturn in the media and advertising sector, and as a result of the sale of various assets, including the OCM Direct business. During 2003, we have continued to reduce our operating costs and plan to further reduce operating costs over the remainder of 2003. However, our cash requirements for debt service, primarily the repayment of debt and continued operations are substantial and our available resources may not be sufficient to fund such obligations, requiring us to obtain additional financing.

     We believe that our available cash resources are sufficient to meet our current obligations under the Reservoir Capital credit facility and Scholar Loan, which consist of quarterly interest payments beginning on September 30, 2003. However, if we are unable to realize an anticipated increase in revenue for the remainder of 2003 and cost savings through significant reductions in our net cash loss, we may be required to obtain additional financing or sell additional assets. In addition, based on our current expectations, we will be required to raise additional financing in order to repay our outstanding indebtedness when it becomes due beginning on January 31, 2005. There can be no assurance that new or additional sources of financing will be available or will be available upon terms acceptable to us. To the extent that we finance our requirements through the issuance of additional equity securities, any such issuance would result in dilution to the interests of our stockholders. Furthermore, to the extent that we incur indebtedness in connection with financing activities, we will be subject to all of the risks associated with incurring substantial indebtedness, including the risk that interest rates may fluctuate and cash flow may be insufficient to pay principal and interest on any such indebtedness. Our Loan Agreement with the Reservoir Lenders imposes significant restrictions on our ability to raise funds through the sale of equity, make investments and acquisitions, restructure our operations, obtain other financing and realize proceeds from sales of assets or equity financings. As of the filing of our annual report on Form 10-K, as amended, for the year ended December 31, 2002, these and other factors raised concerns about our ability to continue as a going concern. With the proceeds of the sales of our SA Cash product line and substantially all of the assets of our OCM Direct subsidiary, the related reduction of our debt obligations and restructuring of our remaining debt, we believe that we have sufficient cash resources for at least the next 12 months.


    CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

WE HAVE EXPERIENCED LOSSES IN THE PAST AND EXPECT FUTURE LOSSES.

     We have not achieved profitability and have incurred significant operating losses to date. As of September 30, 2003, our accumulated deficit was $128.4 million. We expect to continue to incur significant operating and capital expenditures and, as a result, we will need to generate significant revenue to achieve and maintain profitability. We may need to further reduce our expenses in order to achieve and maintain profitability. We may not be able to reduce our expenses without affecting our ability to generate revenues, consummate transactions or achieve and sustain profitability. We cannot assure you that we will achieve sufficient revenue for profitability. We have experienced a reduction in revenue and an increase in net losses in connection with the economic downturn and, in particular, the downturn in the media and advertising sector and due to the sales of various assets. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. If revenue grows more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially and adversely affected.

WE HAVE INCURRED A SUBSTANTIAL AMOUNT OF DEBT AND NEED ADDITIONAL CAPITAL, AND THE FUTURE FUNDING OF OUR CAPITAL NEEDS IS UNCERTAIN.

     We require substantial working capital to fund our business and service our outstanding debt obligation. As of September 30, 2003, we had $8.0 million of total indebtedness, consisting of $5.5 million in principal borrowings and interest under the Reservoir Capital credit facility, and $2.5 million in principal borrowings and interest under the Scholar loan. The Reservoir Lenders agreed to extend the maturity date of the loan from July 1, 2003 to January 31, 2005, to set the interest rate at 10% per annum beginning May 1, 2003 and require quarterly payments of interest beginning September 30, 2003. As of November 12, 2003, the required interest payment of $0.3 million has not been made. We are currently engaged in discussions with the lenders regarding an extension of the interest payment.

     Our ability to continue as a going concern is dependent on our ability to make required payments on our loans in a timely manner and to fund our operations until we can generate sufficient revenue to sustain our operations. If we are not able to do so, our business will be materially adversely affected and we may not be able to continue as a going concern.

     Due in part to the spending patterns of students and universities, we experience seasonal variations in our receipts and expenditures of cash. Failure to generate sufficient revenues, obtain additional capital or financing, and reduce certain discretionary spending would have a material adverse effect on our assets, properties, operations and our ability to achieve our intended business objectives.

     Based on our current expectations, we will be required to raise additional financing or sell additional assets in order to repay our outstanding indebtedness as it comes due beginning on January 31, 2005 and we cannot assure you that we will be able to do so. Our loan agreement with the Reservoir Lenders imposes significant restrictions on our ability to raise funds through the sale of equity, make investments and acquisitions, restructure our operations, obtain other financing and realize proceeds from sales of assets or equity financings. In addition, funds raised through the issuance of equity securities or securities convertible into stock may have negative effects on our stockholders, such as a dilution in percentage of ownership in Student Advantage, and the rights, preferences or privileges of the new security holders may be senior to those of the common stockholders.

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

OUR ABILITY TO GENERATE SIGNIFICANT REVENUES AND PROFITS FROM CERTAIN ESTABLISHED AND NEW PRODUCTS AND SERVICES IS UNCERTAIN.

     Our business model depends, in part, on increasing the amount of revenues and profits derived from certain established and new products and services. Our ability to generate significant revenues and profits from these products and services will depend, in part, on the implementation of our strategy to generate significant transaction commerce and user traffic. Our strategy includes using our membership card program to achieve a significant presence in university and college communities, and to develop and expand on sponsor relationships to include revenue sharing agreements based on transaction volume. There is intense competition among offerors of alternative payment methods, including stored-value cards, debit card and credit cards, and among websites that sell online advertising. Prior to the second quarter of 2001, the majority of student memberships were obtained through AT&T or other corporate partners' promotional offers of Student Advantage memberships. These promotional offers typically included a free one-year membership in the Student Advantage Membership Program. Our corporate partners purchased Student Advantage memberships in bulk to fulfill these promotional offers. We have focused our efforts to change the marketing model for the sale of memberships from a primarily bulk sale model to a more balanced model which includes the sale of memberships to both corporate partners in bulk and direct sales to individuals. We expect to sell memberships under this model through our corporate partners, the Student Advantage network of websites, and other related marketing channels. We have experienced and anticipate continuing to experience a decline in the overall number of memberships sold through bulk sale arrangements, although we expect that this decline will be partially offset by an increase in the number of individual memberships sold at a higher per unit price. The inability to successfully develop this marketing model or the related sales channels could have a materially adverse effect on the business and our ability to attract and retain corporate partners. It is difficult for us to project future levels of subscription, transaction-related and advertising revenues and profits.

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

ITEM 4.  CONTROLS AND PROCEDURES

     The Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2003. Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that, as of September 30, 2003, the Company's disclosure controls and procedures were (i) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company's chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (ii) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and forms.

     No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a)  Exhibits

31.1 Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executiv Officer.

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



                                    Student Advantage, Inc.



Dated: November 13, 2003            By: /s/ Sevim M. Perry
                                        ---------------------------------------
                                        Sevim M. Perry
                                        Chief Financial Officer and Assistant
                                        Treasurer (Principal Financial and
                                        Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.   Exhibit
-----------   -------

1.1 Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer.

31.2          Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1          Section 1350 Certification of President and Chief Executive
              Officer.

32.2          Section 1350 Certification of Chief Financial Officer.